Form 10-K/A
period 1993-12-31
LANDSING PACIFIC FUND INC
filed 1994-02-10
CIK 831300

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                               AMENDMENT NO. 2
                            AMENDED AND RESTATED
                                 FORM 10-K/A

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
For the fiscal year ended December 31, 1992
                                     OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from __________________ to _________________________


                            LANDSING PACIFIC FUND
           (Exact name of registrant as specified in its charter)
               Delaware                               94-3066597
   (State or other jurisdiction of                 I.R.S. Employer
    incorporation or organization)              Identification Number)

      155 Bovet Road, Suite 101
        San Mateo, California                           94402
   (Address of principal executive                    (ZIP Code)
               offices)

Registrant's telephone number, including area code:  (415) 513-5252
Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, $.001 par value
Securities registered pursuant to section 12(g) of the Act:
                                    None
                              (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1993, was approximately $18,690,000.

The number of shares outstanding of the registrant's Common Stock as of March 1, 1993, was 6,093,137 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                    None
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANDSING PACIFIC FUND
                                             (Registrant)

Date:  January 21, 1994                 By:  /s/ Dean Banks
                                            -------------------------------
                                        Dean Banks
                                        Chief Financial Officer

                            LANDSING PACIFIC FUND

                         ANNUAL REPORT ON FORM 10-K


                    For the Year Ended December 31, 1992



                              TABLE OF CONTENTS


  FORM 10-K
  ITEM NO.                     NAME OF ITEM                       PAGE

PART I
 Item 1.     Business                                                3
 Item 2.     Properties                                              4
 Item 3.     Legal Proceedings                                       6
 Item 4.     Submission of Matters to a Vote of Security             6
                Holders

PART II
 Item 5.     Market for the Registrant's Common Stock                7
 Item 6.     Selected Financial Data                                 8
 Item 7      Management's Discussion and Analysis of
                Financial Condition and Results of                   9
                Operations
 Item 8.     Financial Statements and Supplementary Data            15

 Item 9      Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure              15

PART III
 Item 10.    Directors and Executive Officers of the                16
                Registrant
 Item 11.    Executive Compensation                                 17
 Item 12     Security Ownership of Certain Beneficial Owners
                and Management                                      19
 Item 13.    Certain Relationships and Related Transactions         20

PART IV

 Item 14.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                 22
 Signatures                                                         24

                                    PART I

ITEM 1.  BUSINESS

Landsing Pacific Fund ("the "Fund") is a Delaware corporation formed for the purpose of merging the assets and liabilities of Landsing Institutional
Properties Trust-V, Landsing Institutional Properties Trust-VI and Landsing Institutional Properties Trust-VII. The merger of these predecessor trusts was completed on November 28, 1988. The Fund has elected to be treated as a real estate investment trust under the Internal Revenue Code of 1986 and will not be subject to federal income tax as long as real estate investment trust status is maintained and 100% of its taxable income is distributed to shareholders.

The Fund is engaged in the business of acquiring, operating, developing, and financing income-producing commercial real estate. The Fund's long-term objectives are to (a) provide current income to shareholders and (b) maximize the market value of the Fund's shares. It is the general policy of the Fund to invest its available assets principally in the ownership of real estate or in participation in the ownership of real estate, including the development of income-producing real estate.

The Fund's portfolio as of December 31, 1992, consisted of fee title ownership of 26 properties and two participating mortgage investments. The Fund owns business parks, multi-tenant light-industrial properties, office buildings, and shopping centers located in 9 western metropolitan areas. The results of the
Fund's operations depend primarily upon the successful operations of its existing investments. The return on capital available from equity ownership of investments in income-producing property and other types of real estate investments depends to a large extent upon the ability to lease or rent property, to invest in properties to increase rents, competition and other factors, none of which can be predicted with any certainty. The Fund competes for tenants with other owners of comparable types of properties in the local geographical areas in which the Fund's properties are located. The principal methods of competition include rental rate charged, term of lease, free rent concessions, and tenant improvement allowances. In recent years, the combination of overbuilding and the impact of economic recession has significantly increased the level of competition. This intense competition has resulted in decreasing rental rates, particularly in the Houston, Oklahoma City, Southern California and Portland markets in which the Fund has properties. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more specific discussion of the impact of the foregoing factors on the Fund's financial condition, operations and liquidity.

The Fund has not made, nor does it anticipate making, during the remainder of its current fiscal year or during its succeeding fiscal year, any material capital expenditures for environmental control facilities. The Fund does not expect any material affects upon capital expenditures, earnings or competitive position to result from compliance with present federal, state or local environmental control provisions. The Fund has completed Phase I and, in several cases, Phase II surveys of all of its properties relative to the potential existence of hazardous materials as defined by environmental impact legislation. With the exception of the Multnomah Building in Portland, Oregon, only minor amounts of any such materials have been located. Those materials representing a potential hazard, either now or in the future, have been or are being removed. Materials which do not represent such a hazard, i.e., floor tile, have not been removed but rather an abatement program has been implemented. The Multnomah Building has been found to contain asbestos. The clean-up for this project is estimated at between $250,000 and $750,000 which will be completed as part of the redevelopment of the property.

The Fund has 15 employees. All of the Fund's operations are located in the United States.

ITEM 2.  PROPERTIES

A description of the Fund's real estate investments and participating mortgage loans is as follows:

                           Real Estate Investments
            (Amounts in thousands, except square footage amounts)
                                                                                 Net     Mortgage       Funds
                                                                   Percent      Book       Loan         From
                                                         Area      Occupied     Value     Balance     Property
Name and Location                                      (Sq.Ft.)    12/31/92  12/31/92(1) 12/31/92  Operations (2)
- -----------------                                      --------    --------  ----------- --------  --------------
PACIFIC WEST COAST REGION
Pacific International Business
Center
  301 East Grand Building       South San Francisco,     57,800       70%       $ 3,156    $  -      $   212
                                CA
  342 Allerton Building         South San Francisco,     69,300       100%        3,246       -          434
                                CA
  400 Grandview Building        South San Francisco,    107,000       100%        6,187         44       628
                                CA
  410 Allerton Building         South San Francisco,     46,100       100%        1,352       -          190
                                CA
  417 Eccles Building           South San Francisco,     24,600       100%        1,265       -           59
                                CA
  466 Forbes Building           South San Francisco,     65,600       100%        3,358       -            6
                                CA
Auburn Court Industrial Park    Fremont, CA              68,000        76%        5,599       -          342
Country Hills Towne Center      Diamond Bar, CA         156,200        89%       17,981      14,307      838
Franklin Business Park          Boise, ID                87,400        94%        2,796       1,116      270
Nohr Plaza                      San Leandro, CA          12,100        89%        2,451       1,490      198
Imperial Garage                 Portland, OR             70,000        97%          926            (3)    27
Twin Oaks Business Park         Beaverton, OR            65,200        93%        3,918       3,982      220
Twin Oaks Executive Center      Beaverton, OR            12,500       100%        1,114       -           85
Twin Oaks Technology Center     Beaverton, OR            94,200        64%        5,546            (4)   307
Westinghouse Building           Fremont, CA              24,000       100%        1,895       -          103
- -----------------------------------------------------------------------------------------------------------------
                                                        960,000        90%       60,790      20,939    3,919
                                                        -------       ---      --------     -------   ------
ROCKY MOUNTAIN/MIDWEST REGION
Academy Place Shopping Center   Colorado Springs, CO     84,400        97%        6,357       3,937      676
Bryant Street Annex             Denver, CO               55,000       100%        1,291       3,257      174
Bryant Street Quad              Denver, CO              155,500        91%        4,662           (5)    322
St. Paul Business Center West   Maplewood, MN           108,800        91%        5,284       2,983      321
St. Paul Distribution Center    Maplewood, MN            77,000        96%        2,648       1,865      382
- -----------------------------------------------------------------------------------------------------------------
                                                        480,700        94%        20,242     12,042    1,875
                                                        -------       ---      --------     -------   ------
SOUTHWEST REGION
101 Park Avenue Office          Oklahoma City, OK       189,100        86%        9,447       4,392      321
Building
BancFirst Office Building       Oklahoma City, OK       105,800        75%        4,636       -          296
Camden Park Shopping Center     Houston, TX              83,000        90%        6,833          90     (121)
Inwood Central Shopping Center  Houston, TX              83,100        73%        5,237       -          271
6900 Place                      Oklahoma City, OK        49,400        84%        3,964       -          236
- -----------------------------------------------------------------------------------------------------------------
                                                        510,400        82%       30,117       4,482    1,003
                                                        -------       ---      --------     -------   ------
Portfolio Operations                                                                749(6)   14,798(7)   193

TOTAL                                                 1,951,100        89%      111,898      52,261    6,990
Real estate under development
Country Hills Towne Center(8)      Diamond Bar, CA                      -           370        -
Imperial Garage(9)                 Portland, OR                         -            45        -
Multnomah Apartment Building       Portland, OR          282 units      -         6,090       1,496      -
- -----------------------------------------------------------------------------------------------------------------
TOTAL                                                                          $118,403      53,757   $6,990
                                                                               --------     -------   ------

Footnotes

(1) Net book value represents total acquisition cost plus cost capitalized subsequent to acquisition less provision for loss in value and accumulated depreciation.

(2) Funds from Property Operations is the property's rental income less operating expenses and represents each property's contribution to the total Funds from Operations for the Fund. Funds from Property Operations are not reduced for interest expense, general and administrative expense or depreciation and amortization. Funds from Operations should not be considered as an alternative to net income or loss as an indicator of the Fund's operating performance or as an alternate to cash provided by operating activities as a measure of liquidity. However, the Fund believes that analysts of real estate investment trusts consider Funds from Operations to be useful in comparing results in the industry.

(3) Imperial Garage is additional collateral on the loan on the Multnomah Building.
(4) Twin Oaks Technology Center is additional collateral on the Twin Oaks Business Park loan.
(5)  Bryant  Street  Quad is additional collateral on the Bryant  Street  Annex loan.
(6) Purchase price for trailing equity interest in properties, net of amortization.
(7) Debt includes two lines of credit and one term loan for which $14,798,000 is outstanding in the aggregate and which are collateralized by the 301 East Grand, 342 Allerton, 400 Grandview, 410 Allerton, 417 Eccles, 466 Forbes, Auburn Court, BancFirst and Westinghouse properties.
(8) Outparcels of land are being developed to add rentable space at Country Hills Towne Center.
(9) Reflects costs incurred at Imperial Garage which are part of the Multnomah Apartment Building development.

                        Participating Mortgage Loans
                                                           Principal                 Stated
                    Type of             Security          Outstanding    Maturity   Interest
                     Loan         Land    Improvements      12/31/92       Date       Rate
                    -------      -----    ------------      --------       -----      ----
MacArthur       1st Mortgage     7       Single family   $2,255,000(1)     (1)       Prime
Estates                          Acres  home lots under                              + 2%(1)
Sonoma, CA                                development

Neptune Plaza   2nd Mortgage     2.3    Shopping Center  $1,966,000(2)      (2)      Prime
Alameda, CA                      Acres  (24,811 sq.ft.)                              + 2%(2)

(1)The loan matured on November 30, 1992, and subsequent to December 31, 1992, the borrower filed a petition under Chapter 11 of the Federal Bankruptcy Code. The loan has been in a non-earning status since April 1, 1992, and from that date to December 31, 1992, $123,000 of interest income has not been recognized. At December 31, 1992, the Fund accounted for the loan by writing down the investment to the $1,171,000 estimated value of the collateral which the Fund would expect to receive if an actual foreclosure occurred.

(2)The loan matured on December 31, 1992. In July 1992, the first mortgage lender instituted a foreclosure action on the security for the loan and the Fund has provided an allowance for loan loss for the full amount of the loan. The loan has been in a non-earning status since October 1, 1990, and from that date to December 31, 1992, $870,000 of interest income has not been recognized.


ITEM 3.  LEGAL PROCEEDINGS

On July 21, 1992, the first mortgage lender on the property in Alameda, California, which secures the Fund's second mortgage, filed an action to foreclose on its security. On July 22, 1992, the borrower filed a petition under Chapter 11 of the Federal Bankruptcy Law. Because of the potential loss of its security and the bankruptcy of the borrower, the Fund has provided an allowance for loan loss for the full amount of the loan.

Other than ordinary routine litigation incidental to the Fund's business, there are no other material legal proceedings to which the Fund is party or of which any of its investments are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No   matter  has  been  submitted  to  a  vote  of  security  holders,  through solicitation of proxies or otherwise, during the fourth quarter 1992.

                                   PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Fund's Common Stock was listed on the American Stock Exchange effective December 5, 1988.

The high and low sales price for each quarterly period during 1992 and 1991 is as follows:

                                  1992                 1991
                             High        Low       High     Low
                             ----        ----      ----     ----
          1st Quarter       $5.250    $4.750    $7.625    $6.125
          2nd Quarter        5.250     4.500     7.625     6.375
          3rd Quarter        4.825     3.375     7.500     6.500
          4th Quarter        3.625     3.000     6.825     4.625

There were approximately 10,000 holders of record of the Fund's shares of common stock as of March 1, 1993. However, the Fund estimates the number of shareholders to be in excess of 15,000 since certain shares of record are held by nominees.

The following table sets forth distributions to holders of record during 1990, 1991 and 1992. Of the distributions paid during these three years, 100% were non-taxable return of capital.

             Amount Per                 Amount Per                Amount Per
Date Paid      Share      Date Paid       Share      Date Paid       Share
- ---------      -----      ---------       -----      ---------       -----
 03/15/90      $0.20       03/15/91       $0.20       03/23/92       $0.12
 06/15/90       0.20       06/15/91        0.20       06/15/92        0.12
 09/15/90       0.20       09/15/91        0.20
 12/15/90       0.20       12/15/91        0.12

At a Board meeting held August 7, 1992, the Directors of the Fund voted to suspend payment of a distribution for the remainder of calendar year 1992. The Board reviewed the policy at a meeting held January 21, 1993, and while the Board will regularly review the policy, the Fund is not expected to pay a distribution during calendar year 1993. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more specific discussion of the Fund's liquidity and the availability of funds for distribution.

The Fund has a Dividend Reinvestment Plan designed to enable shareholders to have distributions, when they are paid by the Fund, automatically invested in additional shares of the Fund. Registrar and Transfer Company, which is unaffiliated with the Fund, acts as agent for those shareholders who wish to participate in the Plan. The shares required to fulfill the requirements of the Plan will be purchased on the open market or at the direction of the Fund's Board of Directors, directly from the Fund at a 5% discount from the open market price. The Fund registered 400,000 Common shares in December 1991 for possible issuance under the Plan.

In the fourth quarter of 1989, the Board of Directors approved a stock repurchase program under which the Fund may repurchase shares from time to time on the open market. Since the inception of the program, 374,302 shares have been acquired at an aggregate cost of $2,889,000.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Fund and should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in the Report.

Operating Results and Distributions

                                           Years Ended December 31,
                            1992        1991         1990        1989         1988
                            ----        ----         ----        ----         ----
                               (Amounts in thousands, except per share amounts)

Revenues                 $ 13,565     $ 16,910     $  16,406    $15,662      $15,551

Income (loss) before
gain or loss from sale   $(12,249)     $(2,845)     $(12,545)   $    86      $(1,334)
of real estate

Gain (loss) on sale  of       392          -            (151)       -           (834)
real estate              --------      -------      --------     -------     -------

Net income (loss)        $(11,857)     $(2,845)     $(12,696)    $    86     $(2,168)
                         ========      =======      ========     =======     =======
Per Share:

   Net income (loss)       $(1.89)     $  (.46)     $  (2.08)     $  .01      $ (.35)
                           ======      =======      ========      ======      ======
   Distributions declared  $  .24      $   .64       $   .80      $  .80      $  .77
                           ======      =======       =======      ======      ======
Other Data

Funds from operations(1)   $ (376)     $ 2,381       $ 1,724      $4,540      $2,213
                           ======      =======       =======      ======      ======

Balance Sheet Data
                                                 December 31,
                            1992        1991         1990        1989         1988
                            ----        ----         ----        ----         ----
                                            (Amounts in thousands)
Total assets            $124,455     $136,998    $134,532     $141,470     $142,405
                        ========     ========    ========     ========     ========
Notes payable             53,757       53,309      43,162       33,427       27,824
                        ========     ========    ========     ========     ========
Shareholders' equity      68,103       81,336      89,119      106,081      111,922
                        ========     ========    ========     ========     ========

(1) Funds from operations means net income(loss), excluding gain(loss) on the sale of real estate and provisions for losses, plus depreciation and amortization. Funds from operations should not be considered an alternative to net income as an indicator of the Fund's operating performance or to cash flows as a measure of liquidity. However, the Fund believes that analysts of real estate investment trusts consider Funds from operations to be useful in comparing results in the industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       LIQUIDITY AND CAPITAL RESOURCES

In June 1992, the Fund suspended its distributions to shareholders primarily due to decreasing revenue from certain properties and the removal of the
Multnomah Building as a fully earning asset because of the expiration of the lease for substantially all of the building in November 1991. Improvement in operating results will depend in large part on improvement in the rental revenue at the Fund's properties, which will require future capital expenditures for tenant and building improvements.


The amount of capital expenditures for rental properties in 1993 is projected to be approximately $2.8 million. In addition, development of outparcels of land and remodeling of the anchor tenant's store at Country Hills Towne Center in Southern California and the redevelopment of the Multnomah Apartment Building is projected to require an additional $2.1 million during 1993. The Fund proposes to contribute the Multnomah Building to a joint venture that would develop the property, provided that a HUD loan guarantee and $4 million of equity capital can be obtained from an equity partner for financing of the project. Exclusive of the Fund's contribution of the real property and the cost of renovation of the adjacent Imperial Garage, the total development cost for the 283-unit apartment project is estimated to be $18 million, to be funded by the HUD guaranteed loan and the equity capital which is being sought from such partner. The development would include removal of asbestos in the building at an estimated cost of between $250,000 and $750,000. If construction commences in the first quarter of 1994, the project is expected to be placed into service in early 1995 and substantially leased by 1996. If the development does not proceed, the Fund will reevaluate the use of the property, including potential sale, although the Fund reserves the right to review sales proposals it may receive at any time.


At December 31, 1992, the Fund's available cash and undrawn lines of credit were approximately $4.4 million. Preliminary cash flow projections for 1993 indicated that there could be a deficiency in the Fund's available cash as early as mid-year 1993. Current information indicates that sources of financing will generate sufficient funds to meet cash requirements in 1993. The principal sources of liquidity for future cash requirements are the financing of properties which do not currently collateralize mortgage loans and the refinancing of existing indebtedness. The net book value of properties which do not currently collateralize mortgage loans is $10,300,000. The Fund is considering a number of potential sources of financing. It is also possible that the Fund could elect to sell one or more properties in the event of an unresolved cash need.


At December 31, 1992, the Fund had borrowings of $10,866,000 that mature prior to December 31, 1993. Included are two lines of credit for $10,000,000 and $2,000,000, respectively, which are used for working capital. The $10,000,000 line bears interest at the lender's prime rate plus 1.25% and matures on May 31, 1993. At December 31, 1992, there was $3,973,000 available to borrow under the line of credit. The $2,000,000 line of credit bears interest at the lender's prime rate plus 1.5%, matures on July 1, 1993 and had an outstanding balance of $2,000,000 at December 31, 1992.



At December 31, 1992, the principal amount of the Fund's debt that will mature in the next three years subsequent to 1993 is as follows: 1994 - $20,653,000; 1995 - $9,212,000; 1996 - $9,174,000.



Discussions have been held with a lender, from which the Fund is not a borrower, regarding a potential new loan on certain of the Fund's properties located in South San Francisco, California. The proceeds of the new loan would be used to retire a significant portion of the Fund's borrowings under its $10 million line of credit and a significant portion of a four-year term loan that was converted from a line of credit during 1992. As presently contemplated, the new loan, if obtained, would be for a term of between 5 and 10 years with monthly payments of interest and principal amortizing over 25 years and with a fixed interest rate based on the Treasury Note rate.



Repayment of maturing debt and long-term liquidity is expected to be provided by cash from operating activities, extension of loan maturities, and refinancing of existing indebtedness. In addition, the Fund could elect to sell one or more properties or seek to sell common shares as a potential means of meeting cash requirements. It is anticipated that the Fund will utilize increased borrowings as a source of cash provided by financing activities in the near-term. Because the fund already has a significant amount of debt, increased borrowings will be a limited source of additional liquidity in the long-term. In addition, the Fund's recent net losses and suspension of distributions currently limit its ability to access traditional sources of equity capital. If the Fund is unable to obtain extension of the loan maturities and the refinancing of existing indebtedness discussed above, it may be necessary to liquidate a significant portion of its portfolio to repay indebtedness.



                           ANALYSIS OF CASH FLOWS

During 1992, the Fund generated $1,453,000 in Net Cash Provided by Operating Activities as presented in the accompanying Statements of Cash Flows. However, this amount included the return of certain loan and other deposits of approximately $1 million as well as an increase in accounts payable of approximately $500,000, which are elements of cash provided by operating activities that are not expected to be an ongoing source of liquidity. Partially as a result of distributions of $1,347,000 to shareholders, Cash Flows from Financing Activities, as presented in the accompanying Statements of Cash Flows, were reduced in 1992. Such distributions were suspended as a means to improve liquidity.



As a result of increased leasing activity during 1992, it is expected that increased rental income will have a favorable affect on the Fund's 1993 and
1994 Net Cash Provided by Operating Activities. The Fund's operating properties were 89% leased at December 31, 1992, as compared with 83% leased at December 31, 1991. Also as a result of increased leasing activity, significant cash was invested in 1992 when capital expenditures and construction costs were $4,973,000 compared to $3,410,000 in 1991. Such increase was the result of increased leasing activity and predevelopment expenditures at the Multnomah Building and development costs at Country Hills Towne Center. Capital expenditures are expected to continue to be significant, since the Fund is committed to meet the competition it faces in leasing rentable space. However, the level of expenditures as compared with 1992 and 1993 is expected to decrease in years after 1994, since the annual rate of lease expirations is projected to decrease. The amount of funds required for development projects is expected to decline in years after 1993, since the Fund's two development projects, the Multnomah Building and Country Hills Towne Center, will either be substantially completed or no longer require capital expenditures. Future capital expenditures for tenant and building improvements are expected to be funded by Cash Provided by Operating Activities.



                            RESULTS OF OPERATIONS

Operating Trends

Substantially all of the Fund's investments are in rental properties. The Fund has investments in three specific property types: industrial - representing 61% of rentable square footage of the portfolio, retail - representing 24% of rentable square footage of the portfolio, and office - representing 15% of rentable square footage of the portfolio. The table below presents occupancy rates at the end of each of the past three years, for each of the three specific property types in which the Fund has investments:



                                           Occupancy Rate
                   Date            Industrial   Retail    Office
                   ----            ----------   ------    ------
          December 31, 1990          91%         86%        87%
          December 31, 1991          84%         76%        76%
          December 31, 1992          91%         87%        82%



The primary reasons for the occupancy trends were the same for each property type. During 1991, the impact of the economic recession was reflected in a significant increase in tenant failures. Aggressive leasing activity since 1991 has resulted in improved occupancy. The percentage of industrial and retail space leased at September 30, 1993 is equal to or greater than the percentage of space leased at the end of 1990. The overall trend in the past three years for each of the Fund's property types is as follows:



Industrial - Demand for the Fund's industrial space has been relatively constant with generally stable occupancy rates over the past three years. However, rental rates have declined as leases have expired and releasing has been at lower rates reflecting the competition for space.



Retail - The demand for retail space has declined with the slowdown in economic
growth.   This  has  the effect of reducing rental rates in order  to  maintain occupancy rates over the past three years.



Office - The decline in the occupancy rate since 1990 for the Fund's office properties reflects the inclusion of the Multnomah Building at 100% in the 1990 occupancy rate. At the end of 1991, the Building was vacant and in the initial stages of redevelopment as an apartment building. The occupancy rate at the end of 1990 for office buildings, excluding the Multnomah Building, was 76%.



Management believes that the geographic market in which a property is located has been a critical factor in determining operating results. The trend in the Fund's occupancy has been favorable in Northern California, and both occupancy and rental rates have been favorable in Colorado and Idaho, reflecting the relative strength of those economies. In Minnesota, the market has been stable with occupancy rates of 90%, but at highly competitive rental rates due to weak demand. The competition for rental space is intense in Oklahoma and Southern California resulting in occupancy and rental rates below the portfolio average and reflecting the weakness in the economies in those markets. In the Houston and Portland markets, an oversupply of retail and industrial properties, respectively, has resulted in intense price competition in order to maintain occupancy levels.



Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

Total revenue decreased by 20% in 1992 as compared with 1991. Such decrease was primarily due to a 17% decrease in rental income resulting from the expiration of the lease on the Multnomah Building in November 1991. In 1991, the Fund recorded approximately $3.0 million of revenue from the property, or approximately 18% of rental income for that fiscal year. During 1992, the property generated no revenue as it was in the initial stage of redevelopment.



Interest from participating mortgage loans decreased by 84% in 1992 due to the non-accrual of interest income on the Fund's first participating mortgage loan collateralized by land in Sonoma, California.



Other revenue decreased by 69% in 1992 primarily because of a decrease in interest income recorded on notes receivable from officers. Such notes were given by officers of the Fund in exchange for shares of common stock issued to them. Two of such notes in the principal amount of approximately $1.7 million were canceled and 225,000 shares of Common Stock acquired in 1990 and 1991 were returned to the Fund arising from the termination of the Fund's former chief executive officer. See "Certain Relationships and Related Transactions."



Total expenses increased by 15% in 1992, largely because of a $3.3 million provision for participating loan losses and a $3 million provision for loss in value of investments in real estate. The provision for loan losses resulted from financial problems encountered in 1992 by borrowers from the Fund on its two participating mortgage loans and the foreclosure action taken by the first mortgage lender on one of the loans. The provision for loss was $106,000 and $243,000 in 1991 and 1990.



Based on an evaluation of the amount which can potentially be realized by the Fund from the development of the Multnomah Building, the carrying value of that investment was reduced by a $3.0 million provision for loss as of December 31, 1992. No provision for loss in value was recorded in 1991.



Operating expense decreased 12% in 1992 primarily because the Multnomah Building was removed from service. The property's operating expenses in 1991 were approximately $1.1 million.



Most of the 6% increase in depreciation and amortization expense in 1992 was due to the previous completion of additional rentable square footage at the Country Hills Towne Center development and the commencement of depreciation on those improvements in 1992.



Interest expense decreased by 9% in 1992, primarily as a result of a reduction in the average interest rate on borrowings from 9.1% to 8.4% and the capitalization of interest resulting from the Multnomah Building development. The decrease was offset in part by interest on approximately $6.9 million of increased weighted average borrowings in 1992.



General and administrative expense increased 16% in 1992, primarily due to increased franchise taxes, directors and officer's insurance, and consulting fees.



Other expense in 1992 was comprised primarily of costs associated with litigation in which the Fund is engaged or has agreed to settlement. The increase in 1992 costs resulted from management's initiative to accelerate the completion of litigation and reduce the number of matters in dispute.



On June 29, 1992, the Fund sold the Lakeridge Business Park property in Redmond, Washington, and realized a gain on the sale of $392,000. One property was sold in 1991 which resulted in no gain or loss to the Fund.



The factors described above caused the Fund's net loss to increase from $2.8 million in 1991 to $11.8 million in 1992.



Year Ended December 31, 1991 Compared to Year Ended December 31, 1990

Rental revenue increased 3% in 1991 as compared with 1990, primarily due to increases in gross rent at the Country Hills Towne Center, following the leasing of new rentable space, and at the Multnomah Building, where the major tenant's lease was extended for one year to November 1991 at a higher rental rate.



In 1991, interest from participating mortgage loans decreased 40% due to the non-accrual of interest income on the Fund's participating mortgage loan secured by Neptune Plaza shopping center in Alameda, California, beginning October 1, 1990. Such loan has been in default since September 1990.



Other income increased 47% in 1991 primarily because of an increase in interest income on notes receivable from officers. In 1991, notes receivable in the approximate principal amount of $1.5 million were recorded in payment for 225,000 shares of common stock acquired by officers of the Fund.



Operating expenses increased 6% in 1991. One component of the increase was that the cost of utilities went up 17%. A significant part of this increase was attributable to the 101 Park and BancFirst Office Buildings in Oklahoma City. Property taxes increased 7% largely because of property tax increases at Country Hills Towne Center due to the added value resulting from construction and property tax reassessments. These increases were offset by a 9% reduction in maintenance and repairs expense.



Interest expense increased 7% in 1991 primarily because of additional amounts borrowed n the Fund's lines of credit and increases in new financings for acquisitions and capital improvements. These increases were partially offset by a reduction in the average interest rate to 9.1% in 1991 from 11% in 1990.



General and administrative expenses decreased 12% in 1991, primarily because of the termination of the investment management services that were provided under the Fund's advisory agreement with its former investment manager prior to March 1, 1990 and the Fund's becoming self-administered after that date.



Depreciation and amortization expense increased 4% in 1991 due to capital improvements at 101 Park and 6900 Place complete in 1990, as well as normal tenant improvements and additions to the Fund's computer system.



Other expense decreased by $656,000 in 1991. These costs were comprised of the environmental cleanup at Auburn Court caused by a defaulting tenant, the canceled acquisition of three public partnerships and legal expenses. The net cost to the Fund of the environmental clean-up was $270,000. The cost to the Fund for pursuing the acquisition of the public partnerships was $390,000.



In 1991, there was no provision for loss in value of investments in real estate, while a $9.3 million provision was made in 1990 for the Multnomah Building and the 101 Park and BancFirst Office Buildings in Oklahoma City, Oklahoma.



As a result of the factors discussed above, the fund reduced its net loss from $12.7 million in 1990 to $2.8 million in 1991.


Potential Factors Affecting Future Operating Results


The primary factor which will affect the Fund's operating results in the near-term are the demand for rental space in the markets in which its properties are located and the financial condition of the Fund's tenants. The decline in demand for commercial rental space in the past few years has resulted in a decline in rental rates for vacant and renewing space. In addition, economic difficulties encountered by tenants has resulted in lease terminations in some cases and rental concessions in others.



Management's objective is to improve cash provided by operating activities. Since the Fund will continue to record significant non-cash charges for depreciation and amortization, it is likely that the Fund will continue to report net operating losses.



One measure of the Fund's commitment to meet the intense competition to lease space is the overall physical occupancy rate. As discussed above, the weighted average occupancy rate has increased from 83% at December 31, 1991 to 89% at December 31, 1992.


The ability of the Fund to obtain financing for capital improvements and working capital at reasonable interest rates will also affect future performance. It is management's intention, when possible, to convert lines of credit and other variable rate debt to intermediate term financing with fixed rates.


In the longer term, the completion of development of the remaining outparcels at Country Hills Towne Center and the potential completion of redevelopment of the Multnomah Building could have a favorable impact on rental operating results.

The Fund will continue to evaluate each of its real estate investments and each of the markets in which those investments are located in order to determine if they meet the long-range objectives of the Fund. If the Fund determines to no longer hold an investment on a long-term basis and the current market value of that investment is less than its net book value, a loss would be recognized at the time such a determination is made.

Inflation

The Fund's rental revenues in certain overbuilt real estate markets, including Oklahoma City, Houston, Southern California and Portland, have not followed the overall inflationary trends of the economy. In the future, management believes that changes in market rate rents in those areas may more closely follow the rate of inflation. Operating costs for properties in most of the Fund's markets have continued to follow inflationary trends. Because of the nature of leases in place, the majority of these operating expenses are the responsibility of the tenants and, therefore, the increase does not significantly affect the Fund's financial results, provided that the tenant has the financial capability to meet its lease obligations. The Fund's ability to borrow at fixed interest rates is also affected by both current inflationary forces and anticipated inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is listed under Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                Director/Officer    Term
       Name         Age         Position             Since        Expires
       ----         ---         --------             -----        -------
J. Arthur deBoer    68   Independent Director         1989          1993
Robert K. McAfee    62   Independent Director         1988          1995
Frank A. Morrow     53   Independent Director         1988          1994
Frederick P.        58   Independent Director         1989          1993
Rehmus
Norman H. Scheidt   58   Independent Director         1993          1993
Martin I. Zankel    58   Chief Executive              1991          1995
                           Officer and Director
R. Mark Wyman       42   Chief Operating              1989
                           Officer
Dean Banks          51   Chief Financial              1992
                           Officer, Treasurer &
                           Secretary

J. Arthur deBoer. Mr. deBoer, Director, has been Senior Vice President and Manager of the Special Asset Department of The Pacific Bank since November 1992. He served as Senior Vice President at Westamerica Bank from 1987 to 1991 where he managed the Special Asset Department and then served as the credit administrator for real estate construction loans.

Robert K. McAfee. Mr. McAfee, Director, has been President of Robert McAfee & Associates, Penn Valley, California, a firm specializing in finance and investment consultation since 1983. Mr. McAfee is a Director of XIOX Corporation, a software development company.

Frank A. Morrow. Mr. Morrow, Director, has been a principal of Frank Morrow & Associates, San Francisco, California, a real estate development firm since 1984. From 1980 through 1984, he served as director of real estate for Stanford University, with responsibility for managing the real estate investments of the University's endowment fund as well as management, acquisition, leasing and sale of the real property owned directly by the University.

Frederick P. Rehmus. Mr. Rehmus, Director, is President of Brownson, Rehmus & Foxworth, a national financial advisory and investment counseling firm where he has served as President since 1978.

Norman H. Scheidt. Mr. Scheidt, Director, is President of Independent Holdings, a real estate management and development firm in San Francisco, California. He is also a general partner of McDonald-Halliday Enterprises, a partnership which owns and operates commercial real estate.

Martin I. Zankel. Mr. Zankel has served as Chairman of the Board since May 17, 1992, and Chief Executive Officer since July 17, 1992. He has been a Senior Partner in the law firm of Zankel & McGrane or its predecessor since 1974, and he is a director of Bedford Property Investors, Inc.

R. Mark Wyman. Mr. Wyman has served as Executive Vice President and Chief Operating Officer of the Fund since 1989. He previously served as Executive Vice President of Landsing Advisors, Inc., which served as the investment advisor and manager to the Fund prior to 1990.

Dean Banks. Mr. Banks joined Landsing Pacific Fund in September 1992 as Chief Financial Officer, Treasurer and Secretary. He served as Chief Financial
Officer for Grubb & Ellis Realty Income Trust and Grubb & Ellis Realty Advisors, Inc. in San Francisco, California from 1985 to 1992.

Based solely upon review of copies of the following reports and upon written representations furnished to the Fund, all filing requirements of Section 16(a) of the Securities Exchange Act of 1934 applicable to fund officers, directors and greater than ten-percent beneficial owners of the Fund's stock were filed with respect to the 1992 fiscal year, except that: (i) Mr. McAfee filed a Form 4 which reported late the sale of 7,850 shares, and (ii) Mr. Wyman filed a Form 5 which reported late the acquisition of 3,731 shares through the Fund's 401(k) Plan.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information regarding executive compensation:

                        Summary Compensation Table(1)

                              Annual Compensation
  Name and Principal                                           All Other
       Position            Year       Salary      Bonus     Compensation(2)
       --------            ----       ------      -----     ---------------
Martin Zankel, Chief       1992     $ 72,000(3)      -              -
  Executive Officer

Mark Wyman, Chief          1992     $149,000      $30,000        $10,000
  Operating Officer        1991      140,000       40,000          6,000
                           1990      137,000       42,000          7,000

Dean Banks, Chief
Financial Officer          1992     $ 26,000(4)      -              -

(1) No awards or pay-outs pursuant to long-term incentive plans were made during the fiscal years shown.

(2) Includes a $6,000 per year automobile allowance and matching funds contributed by the Fund under the Fund's 401(k) Plan, a defined contribution plan pursuant to which eligible employees may contribute through payroll deductions. The Fund makes contributions to the Plan equal to 50% of up to the first 6% of each employee's contribution (subject to certain limitations).

(3) Includes Mr. Zankel's 1992 compensation as a director prior to November 1992. Mr. Zankel currently receives an annual salary of $150,000 and receives no separate compensation as director. Mr. Zankel has served as Chief Executive Officer since July 17, 1992.

(4) Mr. Banks joined the Fund on September 28, 1992, and receives annual compensation of $100,000.

Pursuant to an executive equity incentive program approved by the Fund's Board of Directors, Mr. Wyman purchased 40,000 shares of the Fund's unregistered common stock in June 1990 and 100,000 shares of unregistered common stock in March 1991. In each case, the price per share was the closing price of the Fund's common stock on the American Stock Exchange on the day preceding the purchase. In payment of the purchase price for the stock, Mr. Wyman executed promissory notes in the principal amounts of $360,000 and $650,000, respectively. The June 1990 Note bears interest 9% per annum and the March 1991 Note at the rate of 10% per annum. Interest is due quarterly under the
Notes and principal is payable five years after the date of the Note. The common stock purchased by Mr. Wyman is pledged as collateral for the Notes.

Mr. Wyman has a written employment contract with the Fund which sets forth his annual base salary, subject to adjustment by agreement between Mr. Wyman and the CEO of the Fund. Mr. Wyman's base salary was increased to $160,000 per year in July 1992. The agreement also provides that the CEO will recommend, and the Board of Directors of the Fund will consider, an annual bonus payable to Mr. Wyman based on the performance of the Fund, his contribution to such performance, increases in the cost of living, salaries paid to comparable executives of comparable companies and other factors to be considered by the Board in its discretion. The agreement also provided for the March 1991 loan and share purchase described above. Under the agreement, if Mr. Wyman's employment is terminated by the Fund without cause, he will receive severance pay equal to six months' cash compensation for the period immediately preceding such termination, plus any accrued but unpaid bonus as determined by the CEO.

None of the other executive officers of the Fund has a written employment contract or any other plan, agreement or arrangement regarding employment or compensation.

DIRECTOR COMPENSATION:

As of November 1992, the annual director compensation of the Fund is $10,000 per year and the regular meeting fee is $2,000 per meeting. Prior to that time, each director who was not an employee of the Fund received $8,000 per year and $1,500 for each regular meeting. Each director also receives $600 for each special meeting he attends in person and $300 for each telephone conference meeting in which he participates. Members of the Compensation and Audit Committees receive $600 for each committee meeting, unless the meeting is held on the same day as another type of meeting. When two or more types of meetings are held on the same day, directors will be paid for one meeting at the highest meeting rate. Prior to November 1992, directors who served on the Fund's Audit Committee received an annual fee of $2,000 plus $600 per committee meeting. The Fund reimburses each director for his travel expenses. A majority of the Board of Directors may change the compensation arrangement at any time.

Directors who are also salaried employees of the Fund receive no additional compensation for board or committee service.

Directors providing consulting services to the Fund may also receive up to $150 per hour, subject to a limit of $1,000 per day. Since July 1992, the Fund has had an unwritten arrangement with Mr. Frank A. Morrow pursuant to which he is providing consulting services with respect to the redevelopment of the Multnomah Building. Mr. Morrow monitors the performance of the predevelopment project manager, represents the Fund relative to prospective sources of equity and debt financing, coordinates with regulatory agencies and provides consultation on other activities related to the redevelopment of the property. Under his arrangement with the Fund, Mr. Morrow receives compensation for his services at the rate the Fund regularly pays directors for consulting services up to a maximum of $4,000 per month. In 1992, Mr. Morrow was paid a total of $20,000 for consulting services. It is anticipated that this arrangement will terminate in September 1993.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION:

The members of the Fund's Compensation Committee are Frederick P. Rehmus and J. Arthur deBoer, neither of whom are current or former employees or officers of the Fund or have a financial interest in any transaction with the Fund. There are no compensation committee interlocks between the Fund and any other entity involving any executive officer or director of the Fund who serves as executive officer of any such entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

As of the close of business on March 1, 1993, there were outstanding 6,093,137 common shares and 200,000 warrants to purchase common shares at $9.50 per share. There is no cumulative voting. Each common share entitles the holder to one vote on all matters.

The following table sets forth, as of March 1, 1993, information with respect to the ownership of common shares by any person who is known by the Fund to be the beneficial owner of more than 5% of the outstanding common stock of the Fund.

                                   Number of Shares          Percent of
       Name and Address           Beneficially Owned     Outstanding Shares
       ----------------           ------------------     ------------------
Tweedy, Browne Company L.P.             311,285(1)              5.1%
   and TBK Partners, L.P.
52 Vanderbilt Avenue
New York, New York  10017

David S. Gottesman,
Arthur Zankel and
Daniel Rosenbloom
   (collectively)                       452,100(2)              7.4%

Gary K. Barr                            366,960(3)              6.0%

(1) According to a Schedule 13D, dated November 23, 1992, Tweedy Browne Company L.P. ("TBC") reported that it may be deemed to beneficially own 278,985 shares of the Fund which are held in various TBC customers' accounts with respect to which TBC has investment discretion. In the
     Schedule 13D, TBK Partners, L.P. ("TBK") reported that TBK owns directly 32,300 shares of the Fund. TBC and TBK reported that they may be deemed to be members of a group which may be deemed to be the beneficial owner in the aggregate of 311,285 shares of common stock.

(2) As reported on Schedule 13D filed on May 22, 1992, Mr. Gottesman, Mr. Arthur Zankel and Mr. Rosenbloom reported that such filing was made as a group for informational purposes only, but disclaimed that they were a group. Arthur Zankel is the brother of Martin Zankel, the Fund's Chief Executive Officer and Chairman of the Board.

(3) Included in this amount are 10,900 shares held directly, 156,060 owned by The Landsing Corporation for which Mr. Barr is an officer and director, and 200,000 warrants to purchase common shares, as referenced in the first paragraph of this Item, which are owned by The Landsing Corporation. Mr. Barr formerly served as the Fund's Chief Executive Officer.

The following table sets forth the holdings of common stock of each Director and Executive Officer of the Fund as of March 1, 1993, and all Directors and Officers as a group.

                                                     Number of     Percentage of
                                                       Shares       Outstanding
                                                    Beneficially      Shares
         Name                   Position               Owned
- --------------------    ----------------------    ---------------- -------------
J. Arthur deBoer        Director                       1,000            (1)
Robert K. McAfee        Director                       4,000            (1)
Frank A. Morrow         Director                       2,600            (1)
Frederick P. Rehmus     Director                      29,700            (1)
Norman H. Scheidt       Director                      72,900             1.2%
Martin I. Zankel        Chief Executive Officer       85,700             1.4%
                          and Director
Dean Banks              Chief Financial Officer          -                 -
R. Mark Wyman           Executive Vice President     145,436             2.4%
                          and Chief Operating
                          Officer
All Executive Officers and Directors as a Group      341,336             5.6%

(1)  Less than 1%.



    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 1, 1990, the Fund became self-administered upon the termination of an advisory agreement with the predecessor to Pacific Coast Capital ("PCC"). In connection with the termination, the Fund acquired certain preferred stock of PCC which gives the Fund a preference on dividends paid by PCC. Gary K. Barr, who is the Chief Executive Officer and a significant shareholder of PCC, served as a director of the Fund and its Chief Executive Officer until mid-July 1992.


On October 15, 1992, in an agreement reflecting the termination of Mr. Barr's employment, the Fund canceled certain contingent promissory notes which had been issued to Mr. Barr and related parties in conjunction with the Fund's self-administration. The Fund also canceled a note receivable from an affiliate of PCC for which the Fund had previously provided an allowance for the full amount of the note. The agreement also terminated various services provided by PCC for legal and transactional support related to property acquisition, disposition, financing, construction management and certain office support. Amounts paid to PCC and its predecessor for such services and for investment management were:


                                             1992           1991           1990
                                             ----           ----           ----
Legal and transactional fees               $543,000      $424,000       $415,000
General and administrative support          153,000       127,000        187,000
Investment management                             -             -        124,000
                                           --------      --------       --------
   Total fees paid                         $696,000      $551,000       $726,000
                                           ========      ========       ========
The Fund and RavelUnited Property Services, Inc. ("United") have agreements under which United provides property management and leasing services to the
Fund.   An  officer and shareholder of United served as a director of the  Fund from inception of the Fund until October 28, 1992. Amounts paid to United for its services were:

                                    1992        1991        1990
                                    ----        ----        ----
Property management              $180,000    $352,000    $346,000
Leasing commissions                91,000     193,000     162,000
                                 --------    --------    --------
   Total fees paid               $271,000    $545,000    $508,000
                                 ========    ========    ========

The Chairman of the Board and Chief Executive Officer of the Fund is a member of a law firm which provided legal services to the Fund during 1992. Payments for these services were $213,000.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

The following financial statements and schedules are filed as part of this annual report:


                                                                    Page
(a)  1.   Financial Statements                                      ----

            Report of Independent Accountants                        25
            Balance Sheets - December 31, 1992 and 1991              26
            Statements of Operations for the Years Ended             27
              December 31, 1992, 1991 and 1990
            Statements of Changes in Shareholders' Equity            28
              for the Years Ended December 31, 1992, 1991
              and 1990
            Statements of Cash Flows for the Years Ended             29
              December 31, 1992, 1991 and 1990
            Notes to Financial Statements                            31

(a)  2.   Financial Statement Schedules

            Schedule II - Amounts Receivable from                    40
              Employees and Related Parties
            Schedule VIII - Valuation and Qualifying                 41
              Accounts for the Years Ended December 31,
              1992, 1991 and 1990
            Schedule X - Supplementary Statement of                  42
              Operations Information for the Years Ended
              December 31, 1992, 1991, 1990
            Schedule XI - Real Estate and Accumulated                43
              Depreciation at December 31, 1992


        All  schedules  not  listed above are omitted because  they  are  not
        applicable,  or  the  required  information  is  presented   in   the
        financial statements or in the related notes.

(a)  3.  Exhibits

           3.1 Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Form S-11, filed September 9, 1988.

           3.2      Bylaws, as amended.  Incorporated by reference to Exhibit
                    3.2 of Amendment No. 4 to Form S-11, filed September 9,
                    1988.

         10.1 Asset Purchase Agreement between Landsing Pacific Fund and The Landsing Corporation, a California corporation. Incorporated by reference to Exhibit 2.1 of Form 8-K filed May 3, 1990.

         10.2 Settlement Agreement and Release of Claims, dated October 15, 1992, between Landsing Pacific Fund, Pacific Coast Capital, The Landsing Corporation, and Gary K. Barr (without exhibits).

         10.3 Employment Agreement, dated March 1, 1990, between Landsing Pacific Fund and R. Mark Wyman.

         24 Consent of Coopers & Lybrand for incorporation in the Form S- 3 by reference for the year ended December 31, 1992.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the fourth quarter 1992.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LANDSING PACIFIC FUND
                                (Registrant)


March 29, 1993                          By:  /s/      Martin I. Zankel
                                            -----------------------------------
                                         Martin I. Zankel, Chief Executive
                                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                       TITLE                    DATE

                             Chief Executive Officer and
/s/  Martin I. Zankel                 Director              March 29, 1993
- -------------------------   (Principal Executive Officer)
     Martin I. Zankel
                               Treasurer and Secretary
                                (Principal Financial
                                   and Accounting
/s/     Dean Banks                    Officer)              March 29, 1993
- -------------------------
        Dean Banks

/s/  J. Arthur deBoer                 Director              March 29, 1993
- -------------------------
     J. Arthur deBoer

/s/  Robert K. McAfee                 Director              March 29, 1993
- -------------------------
     Robert K. McAfee

/s/  Frank A. Morrow                  Director              March 29, 1993
- -------------------------
     Frank A. Morrow

/s/Frederick P. Rehmus                Director              March 29, 1993
- -------------------------
   Frederick P. Rehmus

/s/ Norman H. Scheidt                 Director              March 29, 1993
- -------------------------
    Norman H. Scheidt

                      REPORT OF INDEPENDENT ACCOUNTANTS







To the Directors and Shareholders of
Landsing Pacific Fund

We have audited the accompanying balance sheets of Landsing Pacific Fund as of December 31, 1992 and 1991, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1992. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landsing Pacific Fund as of December 31, 1992 and 1991, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1992, in conformity with generally accepted accounting principles.



                                             COOPERS & LYBRAND


San Jose, California
March 25, 1993

                            LANDSING PACIFIC FUND
                 BALANCE SHEETS, DECEMBER 31, 1992 AND 1991
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       1992         1991
                                                       ----         ----
                                 A S S E T S
INVESTMENTS IN REAL ESTATE:
Rental properties                                  $131,069       $140,325
Accumulated depreciation                            (19,171)       (17,142)
                                                   --------       --------
Rental properties - net                             111,898        123,183
Real estate under development                         6,505          2,064

Non-performing participating mortgage loans (net
 of allowance for loan losses of $1,966 in 1992
 and $111 in 1991)                                    -              4,360
Collateral for non-performing participating
 mortgage loan                                        1,171           -
                                                   --------       --------
     Total investments in real estate               119,574        129,607

CASH AND CASH EQUIVALENTS ($252 is restricted in
 1992 and $264 in 1991)                                 706          1,377
                                                   --------       --------

OTHER ASSETS:
Accounts and interest receivable (net of
 allowance for doubtful accounts of $449 in 1992
 and $1,017 in 1991)                                  1,499          1,931
Deposits                                                129          1,118
Prepaid expenses and other assets                       157            407
Deferred leasing commissions, loan costs, and
 other assets  (net of accumulated amortization
 of $2,826 in 1992 and $2,394 in 1991)                2,390          2,558
                                                   --------       --------
     Total other assets                               4,175          6,014
                                                   --------       --------
        TOTAL ASSETS                               $124,455       $136,998
                                                   ========       ========

   L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y
LIABILITIES:
Notes payable                                      $ 53,757       $ 53,309
Accounts payable                                        873            367
Other liabilities                                     1,722          1,986
                                                   --------       --------
  Total liabilities                                  56,352         55,662
                                                   --------       --------

COMMITMENTS:  (Note 12)
SHAREHOLDERS' EQUITY:

Shares of preferred stock, par value of $.01;
 shares authorized: 5,000,000; shares issued and
 outstanding: none
Shares of common stock, par value of $.001;
 shares authorized: 20,000,000; shares issued and
 outstanding: 6,093,137 in 1992 and 6,284,792 in
 1991                                                     6              6
Capital in excess of par value                      134,190        135,300
Treasury stock at cost: 280,707 shares in 1992
 and 147,902 in 1991                                 (1,795)        (1,300)
Notes receivable                                     (1,025)        (2,782)
Accumulated distributions in excess of retained
 earnings                                           (63,273)       (49,888)
                                                   --------       --------
     Total shareholders' equity                      68,103         81,336
                                                   --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $124,455       $136,998
                                                   ========       ========

  The accompanying notes are an integral part of the financial statements.

                            LANDSING PACIFIC FUND

                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1992, 1991 AND 1990
              (Amounts in thousands, except per share amounts)



                                                1992       1991       1990
                                                ----       ----       ----
REVENUES:
Rental income                                $13,389    $16,210    $15,671
Interest on participating mortgage loans          41        264        439
Other income                                     135        436        296
                                             -------    -------    -------
   Total revenues                             13,565     16,910     16,406
                                             -------    -------    -------


EXPENSES:
Operating                                      6,399      7,312      6,902
Depreciation and amortization                  5,526      5,226      5,019
Interest                                       4,052      4,464      4,171
General and administrative                     1,738      1,496      1,696
Other expense                                  1,752      1,257      1,913
Provision for participating loan losses        3,336          -          -
Provision for loss in value of investments
   in real estate                              3,011          -      9,250
                                             -------    -------    -------
   Total expenses                             25,814     19,755     28,951
                                             -------    -------    -------

Loss before gain (loss) on sale of real
 estate                                      (12,249)    (2,845)   (12,545)

Gain (loss) on sale of real estate               392          -       (151)
                                            --------    -------   --------
   Net loss                                 $(11,857)   $(2,845)  $(12,696)
                                            ========    =======   ========


NET LOSS PER SHARE                           $ (1.89)     $(.46)    $(2.08)
                                            ========    =======   ========

Weighted average shares outstanding            6,260      6,203      6,117
                                            ========    =======   ========


 The accompanying notes are an integral part of the financial statements.

                            LANDSING PACIFIC FUND

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the Years Ended December 31, 1992, 1991, and 1990
                (Amounts in thousands, except share amounts)

                                                                                         Accumulated
                                                      Capital                  Notes     Distribution
                                   Shares of         in Excess                  and      in Excess of      Total
                                 Common Stock         of par     Treasury    Interest      Retained    Shareholders'
                              Shares     Par Value     Value       Stock    Receivable     Earnings        Equity
                              ------     ---------     -----       -----    -----------    --------        ------
BALANCE, DECEMBER 31, 1989  6,121,334   $  6        $132,891    $  (814)    $(1,620)      $(24,382)      $ 106,081

Treasury stock acquired      (236,802)    -             -        (1,923)       -              -             (1,923)
Shares issued:
    Self-administration       100,000     -              976       -           -              -                976
    Note receivable           140,000     -            1,260       -         (1,317)          -                (57)
Net loss                         -        -             -          -           -           (12,696)        (12,696)
Allowance for note               -        -             -          -          1,620           -              1,620
receivable - affiliate
Distributions                    -        -             -          -           -            (4,882)         (4,882)
                            ---------   ----        --------     ------      ------        -------        --------
BALANCE, DECEMBER 31, 1990  6,124,532      6         135,127     (2,737)     (1,317)       (41,960)         89,119

Treasury stock acquired      (100,300)    -             -          (632)       -              -               (632)
Treasury stock issued         225,000     -             -         2,069      (1,479)          (590)           -
Shares issued:
    Dividend reinvestment      35,560     -              173       -           -              -                173
program
Net loss                         -        -             -          -           -            (2,845)         (2,845)
Interest receivable              -        -             -          -             14           -                 14
Distributions                    -        -             -          -           -            (4,493)         (4,493)
                            ---------   ----        --------     ------      ------        -------        --------
BALANCE, DECEMBER 31, 1991  6,284,792      6         135,300     (1,300)     (2,782)       (49,888)         81,336

Treasury stock acquired     (7,805)       -             -           (57)        -             -                (57)
Treasury stock reacquired   (125,000)     -             (391)      (438)        -             -               (829)
Shares/notes receivable     (100,000)     -             (900)      -           1,729          -                829
canceled
Shares issued:
    Dividend reinvestment   41,150        -              181       -            -             -                181
program
Net loss                    -             -             -          -            -          (11,857)        (11,857)
Interest receivable         -             -             -          -              28          -                 28
Distributions               -             -             -          -            -           (1,528)         (1,528)
                            ---------   ----        --------    -------      -------      --------        --------
BALANCE, DECEMBER 31, 1992  6,093,137   $  6        $134,190    $(1,795)     $(1,025)     $(63,273)        $68,103
                            =========   ====        ========    =======      =======      ========        ========


The accompanying notes are an integral part of the financial statements.

                            LANDSING PACIFIC FUND
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1992, 1991 AND 1990
                           (AMOUNTS IN THOUSANDS)

                                              1992        1991        1990
                                              ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(11,857)   $(2,845)    $(12,696)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
Gain or loss on sale of real estate and
provision for loss in value                   2,619        -          9,401
Depreciation and amortization                 5,526       5,226       5,066
Provision for doubtful accounts                 352       1,214         327
Provision for note receivable -                -           -          1,620
affiliate
Provision for participating loan losses       3,336         106         243

Changes in operating assets and
liabilities:
Increase in accounts and interest
receivable                                        9        (919)       (600)

Increase in accrued interest on
participating mortgage loans                    (41)       (918)       (682)
Increase (decrease) in other
liabilities                                    (264)        206          10
Decrease (increase) in deposits                 989      (1,059)         79
Decrease (increase) in prepaid expenses         250        (113)       (282)
and other assets
Increase (decrease) in accounts payable         506        (104)        301
Decrease in accrued interest receivable
- - affiliate                                      28          14         -
                                            -------     -------     -------
  Net cash provided by operating
   activities                                 1,453         808       2,787
                                            -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of partnership interests
and certain
  assets in conjunction with self-             -           -         (1,698)
administration
Proceeds from sale of rental property         5,303       2,810         -
Acquisitions, capital expenditures, and
construction                                 (4,973)     (8,358)     (2,447)
Increase in deferred expenses                (1,463)     (1,115)     (1,442)
Receipt on participating mortgage loan            2         750         -
Disbursement of participating mortgage
loans                                           (37)       (141)       (360)
                                            -------     -------     -------
  Net cash used in investing activities      (1,168)     (6,054)     (5,947)
                                            -------     -------     -------

CASH FLOWS FROM  FINANCING ACTIVITIES:
Distribution to shareholders                 (1,347)     (4,320)     (4,882)
Acquisition of treasury stock                   (57)       (632)     (1,923)
Proceeds from notes payable                  13,602      18,817      12,967
Payments on notes payable                   (13,154)     (8,670)     (3,134)
                                            -------     -------     -------
  Net cash provided by (used) in
    financing activities                       (956)      5,195       3,028
                                            -------     -------     -------


Decrease in cash and cash equivalents          (671)        (51)       (132)
Cash and cash equivalents at beginning
of year                                       1,377       1,428       1,560
                                            -------     -------     -------

Cash and cash equivalents at end of
year                                           $706      $1,377      $1,428
                                            =======     =======     =======



The accompanying notes are an integral part of the financial statements.

                            LANDSING PACIFIC FUND
                    STATEMENTS OF CASH FLOWS (Continued)

              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                           (Amounts in thousands)

                                              1992        1991        1990
                                              ----        ----        ----
Cash paid during the period for
interest, net of $671,000 capitalized
in 1992, $164,000 in 1991, and $121,000
in 1990                                      $3,983      $4,513      $4,166
                                            =======     =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Gain (loss) on sale of rental                  $392      $    -       $(151)
properties
Cost of rental properties sold (net of        4,906       2,671       1,560
accumulated depreciation)
Notes payable retired or forgiven                 -           -      (1,561)
Other liabilities retired or forgiven             5         139         152
                                            -------     -------     -------
Net proceeds from sale of rental
properties                                   $5,303      $2,810      $    0
                                            =======     =======     =======

Pay off line of credit                      $(7,250)          -           -
Refinance line of credit to term loan         7,250           -           -
                                            -------     -------     -------
                                            $     0           -           -
                                            =======     =======     =======
Note receivable canceled in exchange
for shares:
Treasury stock                             $   (438)          -           -
Note receivable                               1,729           -           -
Capital in excess of par                     (1,291)          -           -
                                            -------     -------     -------
                                           $      0           -           -
                                            =======     =======     =======
Payment of stock dividends:
Dividend reinvestment shares               $    181     $   173           -
Dividend distributions                         (181)       (173)          -
                                            -------     -------     -------
                                           $      0     $     0           -
                                            =======     =======     =======

Real estate under development              $  6,505     $ 2,064           -
Rental properties - net                      (6,505)     (2,064)          -
                                            -------     -------     -------
                                           $      0     $     0           -
                                            =======     =======     =======

Collateral for participating mortgage
loan                                       $  1,171           -           -
Participating mortgage loans                 (1,171)          -           -
                                            -------     -------     -------
                                           $      0           -           -
                                            =======     =======     =======
Issuance of shares in exchange for
notes receivable:
Treasury stock                                    -      $2,069           -
Shares issued                                     -           -       1,260
Notes receivable                                  -      (1,479)     (1,317)
Cost in excess of notes receivable                -        (590)          -
                                            -------     -------     -------
                                                  -     $     0         (57)
                                            =======     =======     =======

Acquisition of partners' interest in              -           -     $  (850)
Country Hills Towne Center
Loan proceeds                                     -           -         600
                                            -------     -------     -------
Cash used for acquisition of partners'            -           -     $  (250)
interest                                    =======     =======     =======

Acquisition of certain assets in                  -           -     $(2,424)
conjunction with self-administration
Common shares issued                              -           -         976
                                            -------     -------     -------
Cash used in the acquisition of the
Fund's advisor                                    -           -     $(1,448)
                                            =======     =======     =======

Capital expenditures and construction:
    Master lease from former partner              -           -     $   620
    Capital expenditures and                      -           -      (3,813)
construction
    Proceeds from construction loan               -           -         746
                                            -------     -------     -------
    Net cash used for capital
      expenditures and construction               -           -     $(2,447)
                                            =======     =======     =======

  The accompanying notes are an integral part of the financial statements.

                            LANDSING PACIFIC FUND

                        NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Landsing Pacific Fund (the "Fund") is a Delaware corporation formed for the purpose of merging the assets and liabilities of Landsing Institutional Properties Trust-V, Landsing Institutional Properties Trust-VI and Landsing Institutional Properties Trust-VII. The merger was completed on November 28, 1988.


     Rental and Development Properties - In connection with financings and other needs, the Fund obtained third-party appraisals on certain of the Fund's properties. In some cases, the appraisals indicated that the Fund's properties had current market values below their book values. The Fund, as a matter of policy, holds properties on a long-term basis and believes the book value of the Fund's properties will be fully recovered over the Fund's long-term holding period. This determination is based on an analysis of the sum of a property's future cash flows as compared with the carrying value of the property. If an impairment exists, an estimate of the deficiency is recorded as an increase in the provision for loss in value and a reduction in the property's carrying value. Accordingly, the accompanying financial statements do not include any adjustments, except as noted in Footnote 6, relating to the excess of property costs over current market value. Minimum rental income from leases is recognized on a straight-line basis over the term of occupancy in accordance with the provisions of the leases. Additionally, leases provide for reimbursement of certain operating expenses which are recognized as income when earned and when the amounts can be reasonably estimated. Depreciation is computed by the straight-line method over estimated useful lives ranging from four to forty years. Construction interest and property tax costs are capitalized as a cost of rental properties during the development and construction phase and are expensed as incurred after the construction is completed and the property is placed in service. Tenant improvements are being amortized over the lives of the related leases. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in the results of operations.


     Accounting for Participating Mortgage Loans - Interest from participating mortgage loans is accrued and recognized for financial reporting purposes to the extent such interest is recoverable. The Fund follows a practice of establishing an allowance for losses on participating mortgage loans based on a regular management evaluation of the investment. If the collateral for a participating mortgage loan is considered to be in-substance foreclosed, the carrying value of the investment is reduced to the estimated fair value of the collateral. An allowance for possible loan loss has been established against the loan balances and as of December 31, 1992 was $1,966,000.

     Deferred Leasing Commissions and Loan Costs - Leasing commissions are amortized over the lives of the tenant leases. Amounts paid to obtain loans are deferred and amortized over the lives of the related notes payable.

     Cash and Cash Equivalents - The Fund considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 1992, approximately $470,000 of the Fund's cash was held in money market accounts at two U.S. commercial banks. At times, such investments may exceed federally insured limits.

     Income Taxes - The Fund has elected to be treated as a real estate investment trust under the provisions of the Internal Revenue Code. Under these provisions, the Fund will not be subject to any federal income tax if 100% of its real estate investment trust taxable income is distributed to shareholders. Since the Fund has distributed amounts in excess of its taxable income, no provision for federal income taxes has been made in the accompanying financial statements.

     Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 6,260,079 in 1992, 6,203,084 in 1991, and 6,117,114 in 1990. The effect of the outstanding warrants on the calculation of net loss per share was anti-dilutive.

     Reclassifications - Certain amounts in the 1991 and 1990 financial statements have been reclassified to conform to the 1992 presentation.

2.   RENTAL PROPERTIES AND REAL ESTATE UNDER DEVELOPMENT

     Rental properties consist of the following:

                                        December 31,
                                    1992           1991
                                    ----           ----
     Land                       $  28,439,000  $  33,038,000
     Building and improvements    102,240,000    107,131,000
     Construction in progress         390,000        156,000
                                -------------  -------------
              Total rental
                properties       $131,069,000   $140,325,000
                                =============   ============

     The Fund is developing additional retail space at Country Hills Towne Center in Diamond Bar, California and is renovating a portion of the existing shopping center. Interest capitalized as part of the construction cost was $10,000 in 1992, $164,000 in 1991, and $121,000 in
     1990. In January 1990, the Fund completed the purchase of the portion of the property which it did not already own. As part of this purchase, the Fund entered into a master lease agreement with the seller under which the seller paid $620,000 to compensate the Fund for vacant space. The 1990 master lease payments were applied to reduce the Fund's basis in Country Hills Towne Center.

     During 1992, the Fund initiated the redevelopment of the Multnomah Building in Portland, Oregon into a 282-unit apartment building. Interest capitalized as part of the redevelopment was $661,000.

     Real estate under development consists of the following:

                                             December 31,
                                          1992           1991
                                          ----           ----
     Country Hills Towne Center       $370,000       $1,936,000
     Imperial Garage                    45,000            -
     Multnomah Apartment Building    6,090,000          128,000
                                    ----------       ----------
                                    $6,505,000       $2,064,000
                                    ==========       ==========
3.   NON-PERFORMING PARTICIPATING MORTGAGE LOANS AND RELATED COLLATERAL

     As of December 31, 1992, the Fund had investments in two participating mortgage loans.


     The first of the loans is collateralized by a first mortgage on land in Sonoma, California with an outstanding balance of $2,255,000 at December 31, 1992. This loan bears interest at the rate of prime plus 2% (8.0% on December 31, 1992). Substantially all of the principal balance of the loan matured on November 30, 1992, and the Fund is considering the borrower's request for an extension of the maturity. The loan has been in a non-interest bearing status since April 1, 1992 and, from that date to December 31, 1992, $123,000 of interest income has not been recognized.


     Based on an evaluation of the current fair value of the collateral for the loan and the financial condition of the borrower, the Fund has accounted for the loan by making a $1,084,000 provision for loss and writing down the investment to the estimated value of the collateral which the Fund would expect to receive if an actual foreclosure occurred. The collateral consists primarily of land under development as single family home lots.


     The second of the loans is collateralized by a second mortgage on a retail shopping center in Alameda, California and has an outstanding balance of $1,966,000. This loan bears interest at prime plus 2% (8.0% on December 31, 1992), includes a provision for minimum interest of 10.5%, and was due on December 31, 1992. The first mortgage lender has instituted a foreclosure action and, as a result, the Fund has provided an allowance for loan loss for the full amount of the loan. The Fund has accounted for this note as a non-earning asset since October 1, 1990, and, from that date to December 31, 1992, $870,000 of interest income has not been recognized.


4.   NOTES PAYABLE

     Most of the Fund's rental properties are pledged as collateral for notes payable. The notes bear interest at rates ranging from 6% to 11.5% per annum and are payable through 2012 with principal payments required in future years as follows:

                    1993                 $10,866,000
                    1994                  20,653,000
                    1995                   9,212,000
                    1996                   9,174,000
                    1997                   3,080,000
                    1998 and thereafter      772,000
                                         -----------
                    Total                $53,757,000
                                         ===========
     The Fund has two lines of credit for $10,000,000 and $2,000,000, respectively. These lines of credit are used for working capital.

     The $10,000,000 line of credit is collateralized by four of the Fund's properties located in South San Francisco, California, and one property in Fremont, California. The line bears interest at the lender's prime rate plus 1.25% (7.25% as of December 31, 1992), matures on May 31, 1993, and had outstanding balances at December 31, 1992 and 1991 of $6,027,000 and $10,000,000, respectively.

     The $2,000,000 line of credit is collateralized by the BancFirst Building in Oklahoma City, Oklahoma. The line of credit bears interest at the lender's prime rate plus 1.5% (7.5% as of December 31, 1992), matures on July 1, 1993 and had an outstanding balance of $2,000,000 at December 31, 1992 and 1991.


     On June 19, 1992, a $7,250,000 line of credit was converted to a four-year term loan with an interest rate of 8.5% per annum, increasing annually, and maturing on June 19, 1996. The loan is secured by two of the Fund's properties located in South San Francisco, California, and one property in Fremont, California. Under the provisions of the loan agreement, the Fund has various affirmative covenants, including a minimum ratio of operating income to interest expense, minimum income from property operations, and a minimum ratio of debt to the carrying value of real estate. As of December 31, 1992, there was no breach of any of the covenants.


     The aggregate outstanding balances for the lines of credit at December 31, 1992, 1991 and 1990 were $8,027,000, $18,347,000 and $13,797,000, respectively. The maximum balances outstanding under lines of credit during the years ended December 31, 1992, 1991 and 1990 were $19,250,000, $20,747,000 and $13,797,000, respectively. The average monthly balances outstanding were $13,389,000, $17,307,000 and $8,270,000 for the years ended December 31, 1992, 1991 and 1990, respectively. The weighted average interest rates on those balances were 8.36%, 8.06% and 11.12%, respectively.

     On September 25, 1992, the Fund received the proceeds of a $4,000,000 first mortgage loan collateralized by Twin Oaks Business Park and Twin Oaks Technology Center in Beaverton, Oregon.


5.   OTHER EXPENSE

     The following presents certain charges included in other expense incurred in each of the three years ended December 31, 1992:

                                      1990           1991           1992
                                      ----           ----           ----
   Write-down of non-real estate $1,620,000     $   74,000       $246,000
     assets
   Terminated partnership             -            390,000          -
     acquisitions
   Environmental cleanup costs        -            271,000          -
   Settlement of litigation           -            355,000      1,374,000
   Other                            293,000        167,000        132,000
                                 ----------     ----------     ----------
                                 $1,913,000     $1,257,000     $1,752,000
                                 ==========     ==========     ==========


6. GAIN (LOSS) FROM SALE OF INVESTMENTS IN REAL ESTATE AND PROVISION FOR LOSS IN VALUE

     On June 30, 1992, the Fund sold the Lakeridge Business Park in Redmond, Washington, in a transaction which resulted in a gain of $392,000.

     As of December 31, 1992, the Fund reduced the carrying value of the Multnomah Building in Portland, Oregon, by recording a $3,011,000 provision for loss. During 1990, the Fund reduced the carrying values of the Multnomah Building and the 101 Park and BancFirst Office Buildings in Oklahoma City, Oklahoma, by recording a $9,250,000 provision for loss.

7.   RELATED PARTY TRANSACTIONS

     Effective March 1, 1990, the Fund became self-administered upon the termination of an advisory agreement with the predecessor to Pacific Coast Capital ("PCC"). In connection with the termination, the Fund acquired certain preferred stock of PCC which gives the Fund a preference on dividends paid by PCC. Gary K. Barr, who is the Chief Executive Officer and a significant shareholder of PCC, served as a director of the Fund and its Chief Executive Officer until mid-July, 1992.

     On October 15, 1992, in an agreement reflecting the termination of Mr. Barr's employment, the Fund canceled certain contingent promissory notes which had been issued to Mr. Barr and related parties in conjunction with the Fund's self-administration. The Fund also canceled a note receivable from an affiliate of PCC, for which the Fund had previously provided an allowance for the full amount of the note. The agreement also terminated various services provided by PCC for legal and transactional support related to property acquisition, disposition, financing, construction management and certain office support. Amounts paid to PCC and its predecessor for such services and for investment management were:

                                         1992           1991           1990

     Legal and transactional fees    $543,000       $424,000       $415,000
     General and administrative       153,000        127,000        187,000
     support
     Investment management                  -              -        124,000
                                     --------       --------       --------
        Total fees paid              $696,000       $551,000       $726,000
                                     ========       ========       ========
     The   Fund  and  RavelUnited  Property  Services,  Inc.  ("United")   have
     agreements under which United provides property management and leasing services to the Fund. An officer and shareholder of United served as a director of the Fund from inception of the Fund until October 28, 1992. Amounts paid to United for its services were:

                                       1992           1991           1990
                                       ----           ----           ----
     Property management             $180,000       $352,000       $346,000
     Leasing commissions               91,000        193,000        162,000
                                     --------       --------       --------
        Total fees paid              $271,000       $545,000       $508,000
                                     ========       ========       ========

     The Chairman of the Board and Chief Executive Officer of the Fund is a member of a law firm which provided legal services to the Fund during 1992. Payments for these services were $213,000.

8.   DISTRIBUTIONS TO SHAREHOLDERS

     The Fund paid per-share distributions of $.24 in 1992, $.72 in 1991 and $.80 in 1990. The distributions were treated as a return of capital for federal income tax purposes.

9.   RENTAL PROPERTIES UNDER OPERATING LEASES

     Minimum future revenues from rental properties under operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 1992, are as follows:

                    1993                      $ 10,131,000
                    1994                         7,674,000
                    1995                         5,285,000
                    1996                         4,311,000
                    1997                         3,526,000
                    1998 and thereafter         15,701,000
                                              ------------
                    Total                     $ 46,628,000
                                              ============
10.  CAPITAL STOCK AND NOTES RECEIVABLE

     On October 15, 1992, the Fund executed an Agreement reflecting the termination of Mr. Gary Barr's employment as Chief Executive Officer under the terms of which the Fund received 225,000 shares of common stock held by Mr. Barr, the cancellation of a substantial portion of contingent notes which the Fund had issued to Barr and related parties, and transfer to the Fund of certain other assets and other considerations. In return, the Fund paid $200,000 and certain other cash advances to Mr. Barr or related entities, and canceled Mr. Barr's receivable notes which he had executed in connection with his original acquisition of the 225,000 shares of common stock. The Fund recorded the return of 125,000 shares to the treasury, cancellation of 100,000 shares and cancellation of $1,729,000 of notes receivable.

     The Fund's authorized capital stock consists of 20,000,000 shares of common stock, having a par value of $.001 and 5,000,000 shares of preferred stock, having a par value of $.01. The Fund may issue the preferred stock in classes or series and with any rights, privileges and preferences the Fund's Board of Directors may determine without any action or consent by the Fund's shareholders of common stock or preferred stock.

     Warrants to purchase 200,000 common shares at $9.50 per share were outstanding as of December 31, 1992. The warrants are fully exercisable and expire on March 31, 1995.

11.  COMMON STOCK PURCHASE RIGHTS

     On July 26, 1990, the Fund declared a distribution to shareholders of record on August 27, 1990, of one common stock purchase right for each outstanding share of common stock. Each right entitles the holder to purchase one share of common stock at an exercise price of $25.00. The rights become exercisable if a person acquires 15% or more of the Fund's common stock or announces a tender offer for 30% or more of the Fund's common stock. The rights may be redeemed by the Fund at a price of $.01 per right at any time prior to the tenth day after a 15% position has been acquired.

     If the Fund is acquired in a merger or other business combination, each right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right, i.e., at a 50% discount. Each right will also entitle its holder to purchase the Fund's common stock at a similar 50% discount in the event an acquirer merges into the Fund and leaves the Fund's stock unchanged.

12.  COMMITMENTS

     In November 1990, the Fund signed a five-year lease for office space. Under the terms of the lease, the Fund is also responsible for its proportionate share of property taxes, utilities and other operating expenses. The Fund has subleased a portion of its office space to PCC until May 31, 1993.

     Further minimum rental payments under the lease and the future sublease receipts are as follows:

                                      Rental       Sublease
                                    Payments       Receipts
                                   ---------      ----------
                    1993          $ 127,300      $12,500
                    1994            147,000         -
                    1995            147,000         -
                                  ---------      -------
                        Total     $ 421,300      $12,500
                                  =========      =======

                Rent  expense  was  $60,000  and  $74,000  in  1992  and  1991, respectively, net of sublease income of $51,000 in 1992 and $55,000 in 1991.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1992 and 1991 (amounts in thousands, except per share amounts):

                                               1992                                            1991
                           -------------------------------------------   --------------------------------------------
                           First      Second       Third      Fourth       First      Second       Third      Fourth
                          Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter
                          -------     -------     -------     -------     -------     -------     -------     -------
   Total revenues        $3,437      $3,380      $3,362      $3,386      $4,513      $4,330      $4,219      $3,848
                        -------     -------     -------     -------     -------     -------     -------     -------
   Income (loss) before
     gain on sale of
     real estate and
     provision for loss
     in value            (l,246)     (4,328)     (1,492)     (2,172)         29        (580)       (223)     (2,071)
   Gain (loss) on sale
     of real estate           -         417         (32)          7           -           -           -           -
   Provision for loss
        in value of
     investments in
     real estate              -           -           -      (3,011)          -           -           -           -
                        -------     -------     -------     -------     -------     -------     -------     -------
   Net income (loss)    $(1,246)    $(3,911)    $(1,524)    $(5,176)    $    29       $(580)      $(223)    $(2,071)
                        =======     =======     =======     =======     =======     =======     =======     =======

   Per share:
   Net income (loss)
                        $  (.20)      $(.62)      $(.24)      $(.83)          -       $(.09)      $(.04)      $(.33)
                        =======     =======     =======     =======     =======     =======     =======     =======
   Distributions
     declared           $   .12        $.12       $   -       $   -        $.20        $.20        $.12        $.12
                        =======     =======     =======     =======     =======     =======     =======     =======

                      REPORT OF INDEPENDENT ACCOUNTANTS








To the Directors and Shareholders of
    Landsing Pacific Fund:


      Our report on the financial statements of Landsing Pacific Fund is included on page 25 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 22 of this Form 10-K.


      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                        COOPERS & LYBRAND

San Jose, California
March 25, 1993

                                                  SCHEDULE II


                            LANDSING PACIFIC FUND

            AMOUNTS RECEIVABLE FROM EMPLOYEES AND RELATED PARTIES
                           (Amounts in thousands)


                  Balance at
                  Beginning                Amounts      Balance at
 Name of Debtor   of Period   Additions   Collected   End of Period
 --------------   ---------   ---------   ---------   -------------
R. Mark Wyman
   Year ended
   12/31,
           1990   $     -     $   360(1)  $   -         $   360
           1991       360         650(2)      -           1,010
           1992     1,010           -         -           1,010


Gary K. Barr
   Year ended
   12/31,
          1990    $     -     $   900(3)  $   -       $   900
          1991        900         829(4)      -         1,729
          1992      1,729           -     1,729(5)          -


(1)Includes $360,000 note with interest at 9.0% per annum and the principal balance due on December 31, 1995. The note is collateralized by 40,000 shares of common stock.

(2)Includes $650,000 note with interest at 10% per annum and the principal balance due on March 20, 1996. The note is collateralized by 100,000 shares of common stock.

(3)Includes $900,000 note with interest at 9.0% per annum and the principal balance due on December 31, 1995. The note is collateralized by 100,000 shares of common stock.

(4)Includes $829,000 note with interest at 10% per annum and the principal balance due on March 15, 1996. The note is collateralized by 125,000 shares of common stock.

(5)On October 15, 1992, the Fund canceled the $1,729,000 balance of notes receivable from Mr. Barr in exchange for the 225,000 shares of common stock which were collateral for the notes.

                                                  SCHEDULE VIII


                            LANDSING PACIFIC FUND

                      VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended December 31, 1992, 1991 and 1990
                           (Amounts in thousands)



                                                     Allowance    Provision for
                                      Allowance         for           Note
                                     for Doubtful  Participating    Receivable
                                       Accounts     Loan Losses     Affiliate
                                     -----------   -------------   -----------
BALANCE, DECEMBER 31, 1989          $   445        $     -         $     -
Additions charged to income             327             243            1,620
Write-off of uncollectible
accounts, net                 z         (473)             -               -
                                    -------        --------        ---------
BALANCE, DECEMBER 31, 1990              299             243            1,620

Additions charged to income             824             106              -
Additions charged to nonrecurring
expense                                 390
Write-off of uncollectible
accounts, net                          (496)           (238)             -
                                    -------        --------        ---------
BALANCE, DECEMBER 31, 1991            1,017             111            1,620

Additions charged to income             352           3,336
Write-off of uncollectible
accounts, net                          (920)         (1,481)          (1,620)
                                    -------        --------        ---------
BALANCE, DECEMBER 31, 1992          $   449          $1,966         $    -
                                    =======        ========        =========

                                                            SCHEDULE X



                            LANDSING PACIFIC FUND

              SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
            For The Years Ended December 31, 1992, 1991 and 1990
                           (Amounts in thousands)



                   Column A                          Column B

                     Item                      Charged to Costs and
                     ----                            Expenses
                                             ------------------------
                                             1992      1991      1990
                                             ----      ----      ----
1.   Maintenance and repairs               $1,239    $1,479    $1,452
2 a. Depreciation                           3,895     4,146     3,699
2 b. Amortization of deferred costs         1,631     1,080     1,320
3.   Property taxes                         1,811     1,939     1,810


As to items omitted, amounts did not exceed one percent of total revenue.

                                                             SCHEDULE XI
                            LANDSING PACIFIC FUND
                 REAL ESTATE AND ACCUMULATED DEPRECIATION AT
                              December 31, 1992
                           (Amounts in thousands)


                                                                                                           Accumu-
                                                       Initial Costs                 Cost                   lated
                                             ---------------------------------    Capitalized               Depre-
                                   Ecum-               Building and              Subsequent to   Total(3)  ciation      Date
Description                       brances      Land    Improvements   Total(1)  Acquisition(3)     (4)      (2)(5)    Acquired
- -----------                       -------      ----    ------------   --------  --------------    -------  -------    --------
101 Park Avenue Office Building
   Oklahoma City, Oklahoma       $4,392       $  816      $12,706      $13,522      $(1,694)       $11,828   $2,381    07/01/87
301 East Grand Building
   South San Francisco,                        1,634        1,392        3,026          549          3,575      419    07/01/87
California
342 Allerton Building
   South San Francisco,                        1,075        2,152        3,227          478          3,705      459    12/19/86
California
400 Grandview Building
   South San Francisco,              44        1,725        4,750        6,475          827          7,302    1,115    07/31/85
California
410 Allerton Building
   South San Francisco,                          655          796         1,451          71          1,522      170    07/31/85
California
417 Eccles Building
   South San Francisco,                          422          940         1,362         122          1,484      219     07/01/87
California
466 Forbes Building
   South San Francisco,                        1,436        1,587         3,023         605          3,628      270     12/19/86
California
Academy Place Shopping Center
   Colorado Springs, Colorado     3,937        1,551        5,499         7,050         147          7,197      840     07/01/87
Auburn Court Industrial Park
   Fremont, California                         1,587        4,762         6,349          81          6,430      831     04/09/86
BancFirst Building
   Oklahoma City, Oklahoma                       986        6,060         7,046      (1,499)         5,547      911     07/01/87
Bryant Street Annex
   Denver, Colorado               3,257          381        1,030         1,411         264          1,675      384     07/01/87
Bryant Street Quad
   Denver, Colorado                            1,324        3,405         4,729         547          5,276      614     07/01/87
Camden Park Shopping Center
   Houston, Texas                    90        2,359        4,579         6,938         (30)         6,908    1,046     04/17/84
Camden Shopping Center II
   Houston, Texas                                968            0           968           3            971        0     12/31/84
Country Hills Towne Center
   Diamond Bar, California       14,307        4,089        3,802         7,891      11,882         19,773    1,792     12/23/86
Franklin Business Park
   Boise, Idaho                   1,116          577        2,045         2,622         831          3,453      657     07/01/87
Imperial Garage
   Portland, Oregon                              813          100           913          42            955       29     07/01/87
Inwood Central Shopping Center
   Houston, Texas                              1,163        5,293         6,456         120          6,576    1,339     06/29/84
6900 Place
   Oklahoma City, Oklahoma                       536        3,590         4,126         483          4,609      645     07/01/87
Nohr Plaza
   San Leandro, California        1,490          677        1,831         2,508           4          2,512       61     09/26/91
St. Paul Business Center West
   Maplewood, Minnesota           2,983          891        5,147         6,038         492          6,530    1,246     10/31/85
St. Paul Distribution Center
   Maplewood, Minnesota           1,865          367        2,073         2,440         266          2,706       58     12/23/91
Twin Oaks Business Park
   Beaverton, Oregon              3,982          841        3,364         4,205         744          4,949     1,031    03/30/84
Twin Oaks Executive Center
   Beaverton, Oregon                             243          971         1,214          41          1,255       141    07/01/87
Twin Oaks Technology Center
   Portland, Oregon                            1,293        5,173         6,466         355          6,821     1,275    12/20/84
Westinghouse Building
   Fremont, California                           544        1,461         2,005         149          2,154       259    12/27/85
Landsing Pacific Fund            14,798(A)                  1,728         1,728(B)        -          1,728       979    03/01/90
                                -------      -------      -------      --------     -------        -------   -------
                                 52,261       28,953       86,236       115,189      15,880        131,069    19,171
Real estate under development:

Country Hills Towne Center                                                              370            370
Imperial Garage                                                                          45             45
Multnomah Apartment Building      1,496        2,585        8,107        10,692      (4,602)         6,090      -       07/01/87
                                -------      -------      -------      --------     -------        -------   -------
                                $53,757      $31,538      $94,343      $125,881     $11,693       $137,574   $19,171
                                =======      =======      =======      ========     =======        =======   =======

(A) Principal outstanding on bank lines of credit secured by 301 East Grand, 342 Allerton, 400 Grandview, 410 Allerton, 417 Eccles, 466 Forbes, Auburn Court, BancFirst and Westinghouse.
(B) Cost allocated to trailing equity interest in the self-administration transaction.

                                                    SCHEDULE XI

                            LANDSING PACIFIC FUND

                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1992
                           (Amounts in thousands)
NOTES:

(1) The Fund's general policy is to purchase completed and development projects. Costs incurred subsequent to purchase are included in costs capitalized subsequent to acquisition.

(2) Depreciation is computed by the straight-line method over the lives of the related assets which range from four to forty years. Landsing Pacific Fund's assets include the trailing equity interest in the Fund's assets acquired in the self-administration transaction which is being amortized over five years.

(3)  Real estate:

     BALANCE, DECEMBER 31, 1989                              $142,876
     Cost of properties sold                                   (1,647)
     Improvements capitalized subsequent to acquisition         5,137
     Provision for loss in property value                      (9,250)
                                                             --------
     BALANCE, DECEMBER 31, 1990                              $137,116

     Cost of properties sold                                   (2,810)
     Improvements capitalized subsequent to acquisition         8,083
                                                             --------
     BALANCE, DECEMBER 31, 1991                              $142,389

     Cost of properties sold                                   (5,853)
     Improvements capitalized subsequent to acquisition         4,968
     Provision for loss in property value of Multnomah         (3,011)
     Building
     Adjust basis of Multnomah Building                          (919)
                                                             --------
     BALANCE, DECEMBER 31, 1992                              $137,574
                                                             ========

(4)  The aggregate cost at December 31, 1992 for Federal
     income tax purposes                                     $149,067
                                                             ========

(5)  Accumulated depreciation:

     BALANCE, DECEMBER 31, 1989                                $9,715
     Additions charged to expense                               3,699
     Depreciation on property sold                               (143)
                                                             --------
     BALANCE, DECEMBER 31, 1990                               $13,271

     Additions charged to expense                               4,146
     Depreciation on property sold                               (275)
                                                             --------
     BALANCE, DECEMBER 31, 1991                              $ 17,142

     Additions charged to expense                               3,895
     Depreciation on property sold                               (947)
     Adjust basis of Multnomah Building                          (919)
                                                             --------
     BALANCE, DECEMBER 31, 1992                               $19,171
                                                             ========

                          E X H I B I T   I N D E X




  Exhibit Number                        Exhibit Description

3.1 Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Form S-11, filed September 9, 1988.

3.2                  Bylaws,   as  amended.   Incorporated  by  reference   to
                     Exhibit 3.1 of Amendment No. 4 to Form S-11, filed September 9, 1988.

10.1 Asset Purchase Agreement between Landsing Pacific Fund and The Landsing Corporation, a California corporation. Incorporated by reference to Exhibit 2.1 of Form 8-K filed May 3, 1990.


10.2 Settlement Agreement and Release of Claims, dated October 15, 1992, between Landsing Pacific Fund, Pacific Coast Capital, The Landsing Corporation, and Gary K.
                     Barr (without exhibits). Incorporated by reference to original Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the Commission on March 30, 1993.



10.3 Employment Agreement, dated March 1, 1990, between Landsing Pacific Fund and R. Mark Wyman. Incorporated by reference to original Annual Report on Form 10-K for the fiscal year ended December 31, 1992 filed with the Commission on March 30, 1993.



24 Consent of Coopers & Lybrand for incorporation in the Form S-3 by reference for the year ended December 31, 1992. Incorporated by reference to original Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1992 filed with the Commission on March 30, 1993.