Form 10QSB
period 1995-03-31
LANDSING PACIFIC FUND INC
filed 1995-05-12
CIK 831300

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                     to
                              --------------------   ------------------

Commission File Number:  1-9942


                           LANDSING PACIFIC FUND, INC.
        (Exact name of Small Business Issuer as specified in its charter)


            Maryland                                      94-3066597
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

             155 Bovet Road, Suite 101, San Mateo, California 94402
                    (Address of principal executive offices)

                                 (415) 513-5252
                (Issuer's telephone number, including area code)

                    No change in name, address or fiscal year
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

The number of shares outstanding of the issuer's common stock at May 1, 1995 was 5,953,137 shares.

Transitional Small Business Disclosure Format:  Yes     No x
                                                   ---    ---


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           LANDSING PACIFIC FUND, INC.

                 BALANCE SHEETS, MARCH 31, 1995 (Unaudited) AND
                    DECEMBER 31, 1994 (Amounts in thousands,
                              except share amounts)
- -------------------------------------------------------------------------------
                                                                                                  March 31,     December 31,
                                                                                                    1995            1994
                                                                                                  ---------     ------------
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties ............................................................................    $  85,409     $  88,698
Accumulated depreciation .....................................................................      (18,203)      (19,169)
                                                                                                  ---------     ---------
Rental properties - net ......................................................................       67,206        69,529
Real estate under contract for sale (net of accumulated depreciation
   of $1,640 in 1995 and $28 in 1994) ........................................................        1,788         2,150
                                                                                                  ---------     ---------
     Total investments in real estate ........................................................       68,994        71,679
                                                                                                  ---------     ---------

CASH AND CASH EQUIVALENTS ....................................................................        8,002         5,534
                                                                                                  ---------     ---------

OTHER ASSETS:
Accounts and interest receivable (net of allowance for doubtful
  accounts of $83 in 1995 and $78 in 1994) ...................................................          941         1,434
Prepaid expenses, deposits, and other assets .................................................          420           324
Deferred leasing  commissions,  loan costs, and other assets (net of accumulated amortization of $1,442 in 1995
    and $2,380 in 1994) ......................................................................        1,238         1,357
                                                                                                  ---------     ---------
     Total other assets ......................................................................        2,599         3,115
                                                                                                  ---------     ---------
         TOTAL ASSETS ........................................................................    $  79,595     $  80,328
                                                                                                  =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Notes payable ................................................................................    $  47,819     $  47,929
Accounts payable .............................................................................          416           449
Other liabilities ............................................................................        1,161         1,200
                                                                                                  ----------    ---------
     Total liabilities .......................................................................       49,396        49,578
                                                                                                  ----------    ---------

STOCKHOLDERS' EQUITY:
Shares of preferred stock, par value of $.01;
   shares authorized: 5,000,000; shares issued and outstanding: none
Shares of common stock, par value of $.001;
   shares authorized:  20,000,000; shares issued and
    outstanding: 5,953,137 in 1995 and 1994 ..................................................            6             6
Capital in excess of par value ...............................................................      131,389       131,389
Retained deficit and accumulated distributions ...............................................     (101,196)     (100,645)
                                                                                                   ---------     --------
     Total stockholders' equity ..............................................................       30,199        30,750
                                                                                                   ---------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................    $  79,595     $  80,328
                                                                                                  =========     =========

The accompanying notes are an integral part of the financial statements.




                           LANDSING PACIFIC FUND, INC.

                      STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1995 AND 1994
                (Amounts in thousands, except per share amounts)
- --------------------------------------------------------------------------------


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                             ---------------------
                                                                                              1995           1994
                                                                                             ------         ------
REVENUES:
Rental income ..........................................................................     $ 2,684      $ 3,247
Other income ...........................................................................          53           14
                                                                                             -------      -------
     Total revenues ....................................................................       2,737        3,261
                                                                                             -------      -------


EXPENSES:
Operating ..............................................................................         741        1,165
Depreciation and amortization ..........................................................         858        1,232
Interest ...............................................................................       1,192        1,064
General and administrative .............................................................         436          534
Other expense ..........................................................................          61          102
                                                                                             -------      -------
     Total expenses ....................................................................       3,288        4,097
                                                                                             -------      -------
         Net loss ......................................................................     $  (551)     $  (836)
                                                                                             =======      =======

NET LOSS PER SHARE
   (Based on weighted average number
   of shares outstanding) ..............................................................     $  (.09)     $  (.14)
                                                                                             =======      =======


Weighted average shares outstanding ....................................................       5,953        5,953
                                                                                             =======      =======


The accompanying notes are an integral part of the financial statements.




                           LANDSING PACIFIC FUND, INC.
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (Unaudited)
                             (Amounts in thousands)
- --------------------------------------------------------------------------------

                                                                                                      1995         1994
                                                                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................................................      $  (551)      $  (836)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization ...............................................................          858         1,232
Provision for doubtful accounts .............................................................            6            46

Changes in operating assets and liabilities:
(Increase)decrease in accounts and interest receivable ......................................          487           (43)
Increase in prepaid expenses and deposits ...................................................          (96)          (91)
Increase(decrease) in other liabilities .....................................................          (63)          122
Decrease in accounts payable ................................................................          (33)          (34)
                                                                                                   -------         -----
     Net cash provided by operating activities ..............................................          608           396
                                                                                                   -------         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of rental properties .....................................................         2,242         1,225
Capital expenditures and construction .......................................................         (208)         (995)
Increase in deferred expenses ...............................................................          (64)         (538)
                                                                                                    -------        -----
     Net cash provided by (used in) investing activities ....................................        1,970          (308)
                                                                                                    -------        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable .................................................................         --             240
Payments on notes payable ...................................................................         (110)         (381)
                                                                                                    -------        -----
     Net cash used in financing activities ..................................................         (110)         (141)
                                                                                                    -------        -----

Increase (decrease) in cash and cash equivalents ............................................        2,468           (53)
Cash and cash equivalents at beginning of period ............................................        5,534         2,005
                                                                                                   -------         -----
Cash and cash equivalents at end of period ..................................................      $ 8,002       $ 1,952
                                                                                                   =======       =======



The accompanying notes are an integral part of the financial statements.


                           LANDSING PACIFIC FUND, INC.
                      STATEMENTS OF CASH FLOWS (Continued)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                             (Amounts in thousands)
- -------------------------------------------------------------------------------


                                                                  1995    1994
                                                                  ----    ----

Cash paid during the period for interest, net of $34
   capitalized in 1995 and $74 in 1994.                          $1,235  $1,087
                                                                  =====   =====


                   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
                            AND FINANCING ACTIVITIES

Cost of rental properties sold (net of accumulated depreciation) $2,218  $7,250
Notes payable retired or forgiven                                   -    (6,161)
Other assets and liabilities retired or forgiven                     24     136
                                                                 ------  ------
Net proceeds from sale of rental properties                      $2,242  $1,225
                                                                  =====   =====





The accompanying notes are an integral part of the financial statements.

                           LANDSING PACIFIC FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying financial statements for Landsing Pacific Fund, Inc. ("the Fund") should be read in conjunction with the Fund's 1994 Annual Report on Form 10-KSB. Except for the balance sheet at December 31, 1994, the financial statements are unaudited, and certain disclosures which would normally be included with audited statements have been condensed or omitted. However, in the opinion of the Fund's management, all adjustments considered necessary for a fair presentation have been included.

                  Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

                  Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

2. GAIN (LOSS) FROM SALE OF INVESTMENTS IN REAL ESTATE AND PROVISION FOR LOSS IN VALUE

                  On March 30, 1995, the Fund sold the Multnomah Building and Imperial Garage in Portland, Oregon for $2,300,000. At December 31, 1994, the carrying value of the properties were reduced to the estimated net proceeds from sale by recording a $3,249,000 provision for loss. Accordingly, no additional gain or loss was recognized in 1995.

                  As of March 31, 1995, the Inwood Shopping Center was under contract for sale.

3.       COLLATERAL FOR PARTICIPATING MORTGAGE LOAN

                  In March 1995, the Fund received $455,000 in final proceeds on a participating mortgage loan collateralized by a first mortgage on land in Sonoma, California. These funds were recognized as of December 31, 1994, as a recovery which reduced the provision for loss in value of investments in real estate.

                  During 1994, an unsecured claim by the Fund for $925,000 was recognized in the bankruptcy of a guarantor of a participating mortgage loan, the collateral for which was foreclosed by a senior lender in 1993. The eventual maximum payment out of the bankruptcy is estimated to be $.30 per $1.00 of claims. During the three months ended March 31, 1995, the Fund collected $7,000 from the bankruptcy estate, bringing total distribution proceeds to $46,000.

4.       NOTES PAYABLE

                  On March 31, 1995, the Fund was granted an extension of its permanent loan collateralized by the Country Hills Towne Center in Diamond Bar, California. The loan requires monthly principal and interest payments of $113,717, bears interest at the lender's prime rate plus 1% (10% on March 31, 1995), and matures on June 30, 1995.

                  On March 31, 1995, the Fund was granted an extension of its $1,500,000 construction loan collateralized by the Country Hills Towne Center in Diamond Bar, California. The loan bears interest at the lender's prime rate plus 1.25% (10.25% on March 31, 1995), and matures on June 30, 1995. The outstanding balance at March 31, 1995 was $844,000.

                  Subsequent to March 31, 1995, the Fund used $1,045,000 of excess cash to retire a $1,494,000 loan, thereby realizing a $467,000 discount granted by the lender. The loan was collateralized by the Nohr Plaza Shopping Center in San Leandro, California.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                  INTRODUCTION

         The Fund's current objective is to maximize the value of the stockholders' investment in the Fund by a merger, sale of substantially all of its assets or, if unable to complete such a transaction on favorable terms, liquidation of the Fund. On March 27, 1995, the Board of Directors of the Fund approved a conditional resolution, subject to stockholder approval, to liquidate all of the assets of the Fund in an orderly fashion and to dissolve the Fund in accordance with a Plan of Liquidation. Following the adoption of that resolution, however, the Fund entered into a letter of intent with JER Partners II, L.L.C. ("JER"), to merge with JER. If that merger were consummated, the stockholders would receive cash in exchange for the surrender of their shares. The parties are currently negotiating the terms of a definitive agreement, which, if executed, will provide for significant conditions to closing. Therefore, there can be no assurance that the merger will, in fact, be consummated.

         The Fund's portfolio as of March 31, 1995 consisted of fee title ownership of 18 properties. The Fund owns multi-tenant, light-industrial properties, distribution centers, business parks, and shopping centers.

                         LIQUIDITY AND CAPITAL RESOURCES

         Current projections are that capital expenditures for tenant and building improvements will be approximately $1,300,000 for the last nine months of 1995. The principal source of liquidity for these requirements is current cash reserves. At March 31, 1995, the Fund's unrestricted cash and cash equivalents were $8,002,000.

         At March 31, 1995 the Fund had borrowings of $21,401,000 that mature prior to December 31, 1995. As of March 31, 1995, the principal amount of the Fund's debt that will mature in the next three years is as follows:
1995 - $21,401,000; 1996 - $6,188,000; 1997 - $12,537,000.

         Because of the already significant amount of debt, increased borrowings have been viewed as a limited source of long-term liquidity. Recent net losses and the suspension of distributions in

June 1992 significantly limit the Fund's ability to access sources of equity capital. The only long-term source of liquidity to fund capital requirements and to meet loan repayments is the sale of properties.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared with the Three Months Ended March 31, 1994

Operating results for the periods ending March 31, 1995 and 1994 are not directly comparable because of the difference in the number and magnitude of investments held. Events which impacted the comparability of these results include: (i) the sale of Twin Oaks Executive Center in Beaverton, Oregon on January 20, 1994, (ii) the disposition of BancFirst and 101 Park Avenue Office Buildings in Oklahoma City, Oklahoma on February 28, 1994, (iii) the sale of Camden Park Shopping Center in Houston, Texas on June 7, 1994, (iv) the sale of Franklin Business Park in Boise, Idaho on November 10, 1994, and (v) the sale of 6900 Place Shopping Center in Oklahoma City, Oklahoma on December 22, 1994. Decreases in rental income, operating expenses and depreciation and amortization primarily resulted from these sales.

The  following   supplemental   information   provides   comparative   operating
information for 1995 and 1994 including only those properties which remained in the portfolio as of March 31, 1995.

                                     Table 1
                           Proforma Operating Results
             Including Only Properties Held Throughout 1995 and 1994
                         (Excludes Properties Disposed)
                             (Amounts in thousands)

                                                     For the Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                          1995           1994
                                                          ----           ----

Revenues .........................................      $  2,737       $  2,568
Operating expenses ...............................           741            819
                                                        --------       --------
    Income from property operations ..............         1,996          1,749
Interest expense .................................         1,192            946
General and administrative .......................           436            534
Other expense ....................................            61            102
                                                        --------       --------

    Funds from operations(1) .....................           307            167

Depreciation and amortization ....................           858          1,010
                                                        --------       --------
Loss before operating results of disposed
  properties .....................................          (551)          (843)
Operating results of disposed properties .........          --                7
                                                        --------       --------

    Net loss .....................................      $   (551)      $   (836)
                                                        ========       ========

(1)Funds from operations means net income(loss), excluding gain(loss) on the sale of real estate and provision for losses, plus depreciation and amortization. Funds from operations should not be considered an alternative to net income as an indicator of the Fund's operating performance or to cash flows as a measure of liquidity. However, the Fund believes that analysts of real estate investment trusts consider funds from operations to be useful in comparing results in the industry.

         The discussion of changes in results of operations which follows is based on the proforma comparison of operating results excluding disposed properties as presented in Table 1.

         Operating expenses decreased 10% in 1995 primarily as a result of reduced property tax assessments and maintenance and repair costs at several properties.

         Interest expense was 26% higher in 1995 as compared with 1994 primarily as a result of the effect of increases in the prime rate on the Fund's variable rate debt.

         General and administrative expense declined by 18% in 1995 due to a reduction in personnel in 1994 and a decline in corporate legal costs.

         Other expense was comprised of merger/liquidation costs and terminated property sale transactions in 1995 and terminated common share offering and loan refinancing negotiation costs in 1994.

         Funds from operations in the three months ended March 31, 1995 increased 84% as compared with the same period in 1994 primarily as a result of the decreases in expenses discussed above.

         Depreciation and amortization expense decreased 15% in 1995 due to the impact of property writedowns to net realizable value in June and December 1994.

              POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

         As discussed above under Liquidity and Capital Resources, if the Fund is unable to complete a near-term merger or sale to a single purchaser of substantially all of the assets of the Fund, then, subject to stockholder approval, a liquidation of individual properties would occur. As properties are sold, the effect would be to decrease the contribution of such properties to overall Fund operating results. Because certain of the Fund's general and administrative expenses are fixed rather than variable, the decreased contribution from properties which are sold would result in a decrease in total Fund operating results.

         If the stockholders approve a proposed Plan of Liquidation, all of the Fund's investments would no longer be held for long-term investment. To the extent that the estimated net realizable value of a property which is currently held for long-term investment is less than its net book value, a loss would be recognized.

         Since 84% of the Fund's debt bears variable rate interest, increases or decreases in the prime rate will increase or decrease the Fund's interest expense.

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

a.       Exhibits

         10.1 Rights Agreement dated as of July 26, 1990 between Landsing Pacific Fund and Gemysis, Inc. as Rights Agent. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

         10.2 Amendment to Rights Agreement dated July 8, 1993 between Landsing Pacific Fund and Registrar and Transfer Company. Incorporated by reference to Amendment No. 4 to Form S-3 filed with Commission on February 11, 1994.

         10.3 Settlement Agreement and Release of Claims, dated October 15, 1992, between Landsing Pacific Fund, Pacific Coast Capital, The Landsing Corporation, and Gary K. Barr (without exhibits). Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1992.

         10.4* Landsing Pacific Fund Management Incentive Plan dated May 17, 1993. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

         10.5* Employee Stock Incentive Plan. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

         10.6* 1993 Directors Stock Incentive Plan. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

         10.7     Agreement  dated June 18, 1993.  Incorporated  by reference to
                  Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

         10.8* Severance Payment Plan for Executive Officers dated as of November 1, 1994. Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10KSB for the year ended December 31, 1994.

         * Management contract or compensatory plan or arrangement.

b.       Reports on Form 8-K

         The Fund filed a report on Form 8-K dated January 20, 1995, which disclosed that on December 15, 1994 the Fund announced discussions regarding a potential sale of its real estate assets had been terminated. In addition, on December 27, 1994, the Fund announced that it had received $1.7 million in partial satisfaction of a loan and had sold the 6900 Place Shopping Center in Oklahoma City, Oklahoma for $2.7 million.

         The Fund filed a report on Form 8-K dated April 13, 1995, which disclosed that on April 12, 1995 the Fund signed a nonbinding letter of intent to enter into a merger transaction in which JER Partners II, L.L.C., an affiliate of J.E. Robert Companies, would acquire all of the outstanding stock of the registrant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LANDSING PACIFIC FUND, INC.


Date:     May 12, 1995                     /s/ Joseph M. Mock
                                           ------------------------------------
                                           Joseph M. Mock
                                           Executive Vice President


Date:    May 12, 1995                      /s/ Dean Banks
                                           ------------------------------------
                                           Dean Banks
                                           Chief Financial Officer

                             E X H I B I T    I N D E X


Exhibit Number                              Exhibit Description


         10.1 Rights Agreement dated as of July 26, 1990 between Landsing Pacific Fund and Gemysis, Inc. as Rights Agent. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30 1990.

         10.2 Amendment to Rights Agreement dated July 8, 1993 between Landsing Pacific Fund and Registrar and Transfer Company. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

         10.3 Settlement Agreement and Release of Claims, dated October 15, 1992, between Landsing Pacific Fund, Pacific Coast Capital, The Landsing Corporation, and Gary K. Barr (without exhibits). Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1992.

         10.4 Landsing Pacific Fund Management Incentive Plan dated May 17, 1993. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

         10.5 Employee Stock Incentive Plan. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

         10.6 1993 Directors Stock Option Plan. Incorporated by reference to Amendment No. 4 for Form S-3 filed with the Commission on February 11, 1994.

         10.7     Agreement  dated June 18, 1993.  Incorporated  by reference to
                  Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

         10.8 Severance Payment Plan for Executive Officers dated as of November 1, 1994. Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10KSB for the year ended December 31, 1994.