Form 10QSB
period 1995-06-30
LANDSING PACIFIC FUND INC
filed 1995-08-14
CIK 831300

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                          to
                              --------------------------  ----------------------

Commission File Number:  1-9942


                           LANDSING PACIFIC FUND, INC.
        (Exact name of Small Business Issuer as specified in its charter)


              Maryland                                         94-3066597
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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No
                                                              ---     ---

The number of shares outstanding of the issurer's common stock at August 1, 1995 was 5,953,137 shares.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   ----    -----

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           LANDSING PACIFIC FUND, INC.

               BALANCE SHEETS, JUNE 30, 1995 AND DECEMBER 31, 1994
                  (Amounts in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                     June 30,       December 31,
                                                       1995            1994
                                                   -----------      ------------
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                                  $    67,222      $    88,698
Accumulated depreciation                               (15,590)         (19,169)
                                                   -----------      -----------
Rental properties - net                                 51,632           69,529
Real estate under contract for sale (net of
  accumulated depreciation of $4,866 in 1995
  and $28 in 1994)                                      14,009            2,150
                                                   -----------      -----------
     Total investments in real estate                   65,641           71,679
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS                                6,778            5,534
                                                   -----------      -----------

OTHER ASSETS:
Accounts and interest receivable (net of
  allowance for doubtful accounts of
  $108 in 1995 and $78 in 1994)                            601            1,434
Prepaid expenses and deposits                              252              324
Deferred leasing  commissions,  loan costs,
  and other assets (net of accumulated
  amortization of $1,488 in 1995
  and $2,380 in 1994)                                    1,131            1,357
                                                    ----------      -----------
     Total other assets                                  1,984            3,115
                                                    ----------      -----------
         TOTAL ASSETS                              $    74,403      $    80,328
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Notes payable                                      $    45,448      $    47,929
Accounts payable                                           260              449
Other liabilities                                        1,087            1,200
                                                   -----------      -----------
     Total liabilities                                  46,795           49,578
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
Shares of preferred stock, par value of $.01;
   shares authorized: 5,000,000;  shares issued
   and outstanding: none
Shares of common stock, par value of $.001;
   shares authorized: 20,000,000; shares issued
   and outstanding: 5,953,137 in 1995 and 1994               6                6
Capital in excess of par value                         131,389          131,389
Retained deficit and accumulated distributions        (103,787)        (100,645)
                                                   -----------      -----------
   Total stockholders' equity                           27,608           30,750
                                                   -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    74,403      $    80,328
                                                   ===========      ===========

The accompanying notes are an integral part of the financial statements.


                           LANDSING PACIFIC FUND, INC.

                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1995 AND 1994
                  (Amounts in thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------



                                                           Three Months Ended             Six Months Ended
                                                                 June 30                        June 30
                                                       -------------------------      -----------------------
                                                            1995         1994          1995           1994
                                                            ----         ----          ----           ----


REVENUES:
Rental income                                           $  2,463      $  3,097       $  5,147       $  6,344
Other income                                                  79            13            132             27
                                                        --------      --------       --------       --------
    Total revenues                                         2,542         3,110          5,279          6,371
                                                        --------      --------       --------       --------


EXPENSES:
Operating                                                    686           951          1,427          2,116
Depreciation and amortization                                726         1,001          1,516          2,140
Interest and other financing costs                         1,300         1,162          2,560          2,319
General and administrative                                   392           429            828            963
Other expense                                                197            66            258            168
Provision for loss in value of investments
  in real estate and loan collateral value                 2,300         7,000          2,300          7,000
                                                        --------      --------       --------       --------
    Total expenses                                         5,601        10,609          8,889         14,706
                                                        --------      --------       --------       --------

Loss before gain on extinguishment of debt                (3,059)       (7,499)        (3,610)        (8,335)
Gain on extinguishment of debt                               467          -               467           -
                                                        --------      --------       --------       --------

     NET LOSS                                           $ (2,592)    $  (7,499)     $  (3,143)      $ (8,335)
                                                        ========     =========      =========       ========


NET LOSS PER SHARE
  (Based on weighted average number
    of shares outstanding)                              $   (.44)    $   (1.26)     $    (.53)      $  (1.40)
                                                        ========     =========      =========       ========

Weighted average shares outstanding                        5,953         5,953          5,953          5,953
                                                        ========     =========      =========       ========

The accompaying notes are an integral part of the financial statements.


                           LANDSING PACIFIC FUND, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                       1995              1994
                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (3,143)         $ (8,335)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                                          1,516             2,140
Provision for doubtful accounts                                           73                29
Provision for loss in value of real estate and loan collateral         2,300             7,000
Changes in operating assets and liabilities:
Decrease in accounts and interest receivable                             546               176
Decrease in prepaid expenses, deposits, and other assets                 205               128
Decrease in other liabilities                                           (143)             (180)
Decrease in accounts payable                                            (189)             (235)
                                                                     -------           -------
    Net cash provided by operating activities                          1,165               723
                                                                     -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of rental properties                                2,242             2,628
Capital expenditures and construction                                   (289)           (1,682)
Increase in deferred expenses                                           (134)             (764)
                                                                     -------           -------
    Net cash provided by investing activities                          1,819               182
                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                              -               8,240
Payments on notes payable                                             (1,740)           (6,767)
                                                                    --------          --------
    Net cash provided by (used in) financing activities               (1,740)            1,473
                                                                    --------          --------

Increase in cash and cash equivalents                                  1,244             2,378
Cash and cash equivalents at beginning of period                       5,534             2,005
                                                                    --------          --------
Cash and cash equivalents at end of period                          $  6,778          $  4,383
                                                                    ========          ========

The accompanying notes are an integral part of the financial statement.

                                      -4-

                           LANDSING PACIFIC FUND, INC.
                      STATEMENTS OF CASH FLOWS (Continued)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                             (Amounts in thousands)
--------------------------------------------------------------------------------



                                                           1995           1994
                                                           ----           ----

Cash disbursed during the period for interest,
  net of $34 capitalized in 1995 and $170 in 1994.       $ 2,355        $ 2,171
                                                         =======        =======


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cost of rental properties sold or disposed
  (net of accumulated depreciation)                      $ 2,705        $ 8,864
Notes payable retired or forgiven                           (741)        (6,184)
Other assets and liabilities retired or forgiven             278            (52)
                                                         -------        -------
  Net proceeds from sale of rental properties            $ 2,242        $ 2,628
                                                         =======        =======


The accompanying notes are an integral part of the financial statements.

                           LANDSING PACIFIC FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying financial statements for Landsing Pacific Fund, Inc. ("the Fund") should be read in conjunction with the Fund's 1994 Annual Report on Form 10-KSB. The balance sheet at December 31, 1994 was derived form audited financial statements. The balance sheet as of June 30, 1995 and the statements of operations and cash flows for the interim periods ending June 30, 1995 are unaudited. Certain disclosures which would normally be included with audited statements have been condensed or omitted. However, in the opinion of the Fund's management, all adjustments considered necessary for a fair presentation have been included.

          Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

          Certain   amounts  in  the  1994   financial   statements   have  been
     reclassified to conform to the 1995 presentation.

2. GAIN (LOSS) FROM SALE OF INVESTMENTS IN REAL ESTATE AND PROVISION FOR LOSS IN VALUE OF REAL ESTATE AND LOAN COLLATERAL

          During the six months ended June 30, 1995, a $2,333,000 provision for loss was recorded to reduce the carrying value to the estimated net realizable values of properties which are currently being held for sale or are currently being marketed for sale. All of the write down was attributable to the Country Hills Towne Center in Diamond Bar, California, and the Nohr Plaza Shopping Center in San Leandro, California
 .
          During the six months ended June 30, 1995, the Fund recognized a $33,000 in recovery on one participating mortgage loan.

          Subsequent to June 30, 1995, contracts were executed for the sale of Inwood Shopping Center in Houston, Texas, and Country Hills Towne Center.

          During the six months ended June 30, 1994, two properties and one parcel from the group identified for disposition were sold for approximately their carrying value at December 31, 1994. Accordingly, no additional gain or loss was recognized in 1995. The properties and parcel sold are as follows:

        Property                              Date of Sale         Sales Price
        --------                              ------------         -----------

        Multnomah Building
        and Imperial Garage                   March 30, 1995       $2,300,000
        Portland, Oregon

        Approximately 1.2 acres of land at
        Country Hills Towne Center            June 28, 1995        $780,000

3.   COLLATERAL FOR PARTICIPATING MORTGAGE LOAN

          In March 1995, the Fund received $455,000 in final proceeds on a participating mortgage loan collateralized by a first mortgage on land in Sonoma, California. These funds were recognized as of December 31, 1994, as a recovery which reduced the provision for loss in value of investments in real estate.

          During 1994, an unsecured claim by the Fund for $925,000 was recognized in the bankruptcy of a guarantor of a participating mortgage loan, the collateral for which was foreclosed by a senior lender in 1993. The eventual maximum payment out of the bankruptcy is estimated to be $.30 per $1.00 of claims. During the six months ended June 30, 1995, the Fund collected $33,000 from the bankruptcy estate, bringing total distribution proceeds to $73,000.

4.   NOTES PAYABLE

          Subsequent to June 30, 1995, the Fund entered into an agreement with one of its lenders to restructure two loans collateralized by the Country Hills Towne Center in Diamond Bar, California. The agreement allows the Fund to pay off the $14,144,000 balance of the loans by making a payment of $11,500,000 by September 29, 1995, or to extend that date to October 31, 1995 upon payment of a fee. The payoff date can be further extended to December 31, 1995, if the Fund pays down the principal balance of the loans by $2,500,000.

          The restructure agreement also provides for an increase in the effective interest rate on the loans from approximately prime plus 1% to prime plus 1.5%.

          On April 5, 1995, the Fund made a cash payment of $1,027,000 to retire a $1,494,000 loan, thereby realizing a $467,000 discount granted by the lender. The loan was collateralized by the Nohr Plaza Shopping Center in San Leandro, California.


ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                  INTRODUCTION

         The Fund's current objective is to maximize the value of the stockholders' investment in the Fund by liquidation of the Fund. On March 27, 1995, the Board of Directors of the Fund approved a conditional resolution, subject to stockholder approval, to liquidate all of the assets of the Fund in an orderly fashion and to dissolve the Fund in accordance with a Plan of Liquidation (the "Plan"). The stockholders will vote on the approval of the Plan at the upcoming annual meeting.

         The Fund's portfolio as of June 30, 1995 consisted of fee title ownership of 18 properties. The Fund owns multi-tenant, light-industrial properties and shopping centers.

                         LIQUIDITY AND CAPITAL RESOURCES

         Current projections are that capital expenditures for tenant and building improvements will be approximately $900,000 for the last six months of 1995. The principal source of liquidity for these requirements is current cash reserves. At June 30, 1995, the Fund's unrestricted cash and cash equivalents were $6,778,000.

         At June 30, 1995 the Fund had borrowings of $19,000,000 that mature prior to December 31, 1995. As of June 30, 1995, the principal amount of the Fund's debt that will mature in the next three years is as follows: 1995 - $19,000,000, 1996 - $6,227,000; 1997 - $12,505,000. It is expected that substantially all of these loans will either be extended or the loans restructured.

         The Fund has completed an agreement with one of its lenders which provides that the lender will accept $11,500,000 as repayment of two loans collateralized by Country Hills Towne Center. These loans matured on June 30, 1995 and had an outstanding principal balance of $14,144,000. One of the conditions of the agreement is that the payoff occur prior to October 31, 1995. The payoff date can be extended to December 31, 1995 if the loan balance is paid down by $2,500,000. (See Note 4 of Notes to Financial Statements) The potential sources of liquidity to accomplish the payoff of the loans are current cash reserves and a new $9,000,000 mortgage loan collateralized by the property for which the Fund has made application. In addition, the Fund is in negotiations to sell the property which would provide another source of liquidity.

         Because of the already significant amount of debt, other than for the Country Hills Towne Center financing, increased borrowings have been viewed as a limited source of long-term liquidity. The Fund's intention to liquidate, recent net losses, and the suspension of distributions in June 1992, significantly limit the Fund's ability to access sources of equity capital. Management believes that the only long-term source of liquidity to fund capital requirements and to meet loan repayments is the sale of properties.

         During the six months ended June 30, 1995, the Fund sold the Multnomah Building, the Imperial Garage and a parcel at Country Hills Towne Center, which produced net cash proceeds of $2,242,000.

                              RESULTS OF OPERATIONS

Six Months Ended June 30, 1995 Compared with the Six Months Ended June 30, 1994

Operating results for the periods ending June 30, 1995 and June 30, 1994 are not comparable because of the difference in the number and magnitude of investments held. Events which impacted the comparability of these results include: (i) the sale of Twin Oaks Executive Center in Beaverton, Oregon on January 20, 1994,
(ii) the disposition of BancFirst and 101 Park Avenue Office Buildings in Oklahoma City, Oklahoma on February 28, 1994, (iii) the sale of Camden Park Shopping Center in Houston, Texas on June 7, 1994, (iv) the sale of Franklin Business Park in Boise, Idaho on November 10, 1994, (v) the sale of 6900 Place Shopping Center in Oklahoma

City, Oklahoma on December 22, 1994, and (vi) the sale of Multnomah Building and Imperial Garage in Portland, Oregon on March 30, 1995.

     The following table reclassifies the 1995 and 1994 operating results of the Fund in order to present the results as if the Fund had not owned eight properties which were disposed of during 1995 and 1994.

                                     Table 1
                           Proforma Operating Results
          Including Only Properties Held Throughout Comparable Periods
                         (Excludes Disposed Properties)
                             (amounts in thousands)


                                                          Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                          ------------------        -----------------
                                                           1995         1994        1995         1994
                                                           ----         ----        ----         ----

Revenues                                                 $ 2,541      $ 2,743     $ 5,247      $ 5,291
Operating expenses                                           685          782       1,406        1,586
                                                         -------      -------     -------      -------
  Income from property operations                          1,856        1,961       3,841        3,705
                                                         -------      -------     -------      -------

Interest expense and other financing costs                 1,300        1,181       2,594        2,267
General and administrative expense                           392          429         828          963
Other expense                                                197           66         258          168
Depreciation and amortization                                726          901       1,515        1,818
Provision for loss in value of investments
 in real estate and loan collateral value                  2,300        7,000       2,300        7,000
                                                         -------      -------     -------      -------
                                                           4,915        9,577       7,495       12,216
                                                         -------      -------     -------      -------

   Loss before gain on extinguishment of debt             (3,059)      (7,616)     (3,654)     (8,511)

Gain on extinguishment of debt                               467           -          467         -
                                                         -------      -------     -------     -------

Loss before operating results of disposed properties      (2,592)      (7,616)     (3,187)     (8,511)

Operating results of disposed properties                      -           117          44         176
                                                         -------      -------     -------     -------

   Net Loss                                              $(2,592)     $(7,499)    $(3,143)    $(8,335)
                                                         =======      =======     =======     =======


         The discussion of changes in results of operations which follows is based on the proforma comparison of operating results excluding disposed properties as presented in Table 1.

         Operating expenses decreased 11% in 1995 primarily as a result of reduced property tax assessments and maintenance and repair costs at several properties.

         Interest expense and other financing costs were 14% higher in 1995 as compared with 1994 primarily as a result of the effect of increases in the prime rate on the Fund's variable rate debt.

         General and administrative expense declined by 14% in 1995 due to a reduction in personnel in 1994 and a decline in corporate legal costs.

         Other expense consisted of merger/liquidation and toxic remediation costs in 1995 and terminated equity offering and loan refinancing negotiation costs in 1994.

         Depreciation and amortization expense decreased 17% in 1995 due to a reduction in carrying value resulting from write downs to net realizable value in June and December 1994.

         During the six months ended June 30, 1995, a $2,333,000 provision for loss was recorded to reduce the carrying value to the properties' estimated net realizable value of the properties which are being held for sale. All of the write down was attributable to Country Hills Towne Center and Nohr Plaza. The Fund also recognized a $33,000 recovery on a participating mortgage loan that was written off in a prior year.

         In 1995, the Fund realized a $467,000 discount by making a cash payment of $1,027,000 to payoff a $1,494,000 loan collateralized by the Nohr Plaza Shopping Center in San Leandro, California.

Three Months Ended June 30, 1995 Compared with the Three Months Ended June 30, 1994

         Revenues decreased 7% in the 1995 second quarter compared to 1994 as a result of tenant failures at a Southern California property, higher vacancy at a Portland property, and rent reductions granted to troubled tenants in 1995. In addition, 1994 revenues were unusually high due to lease termination revenue.

         Operating expenses declined by 12% in the quarter as a result of reduced property tax assessments at various properties.

         Interest expense and other financing costs increased by 10% in the quarter as a result of the impact of prime rate increases on the Fund's variable rate of debt.

         General and administrative expense decreased by 9% in the quarter as a result of a reduction in personnel in 1994, offset by an increase in director and officer insurance premiums in 1995.

         Depreciation and amortization decreased 19% in the second quarter of 1995 as compared with the same period in 1994 due to a reduction in carrying value resulting from write downs to net realizable value which were made in June and December 1994.

         The remaining variances are attributable to factors discussed in the year to date variance discussion.

              POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

         As discussed above under Liquidity and Capital Resources, the Board of Directors has approved, subject to stockholder approval, the liquidation of the Fund. As properties are sold, the effect would be to decrease the contribution of such properties to overall Fund operating results. Because certain of the Fund's general and administrative expenses are fixed rather than variable, the decreased contribution from properties which are sold would result in a decrease in total Fund operating results.

         If the stockholders approve the proposed Plan of Liquidation, all of the Fund's investments would be valued on the basis of estimated liquidation prices. Prelimary estimates indicate that the aggregate of sales prices net of closing costs would not be less than the projected carrying values at the time of sale. If the Plan of Liquidation is adopted, the Fund may record the estimated costs of liquidation and dissolution. Preliminary estimates, as of June 30, 1995, indicate that a provision of approximately $2,000,000 would be required to record such costs.

         Since 83% of the Fund's debt bears variable rate interest, increases or decreases in the prime rate will increase or decrease the Fund's interest expense.

                           PART II. OTHER INFORMATION

Items 1 through 5 have been omitted since they are inapplicable or the answer is negative.

Item 6.           Exhibits and Reports on Form 8-K

a.       Exhibits

         3.1 Articles of Incorporation. Incorporated by reference to the Proxy Statement for the Fund's Annual Meeting of Stockholders held on August 6, 1993, which Proxy Statement is filed as an exhibit to the Fund's registration statement on Form 8-B filed with the Commission November 1, 1993.

         3.2 Bylaws. Incorporated by reference to the Proxy Statement for the Fund's Annual Meeting of Stockholders held on August 6, 1993, which Proxy Statement is filed as an exhibit to the Fund's registration statement on Form 8-B filed with the Commission November 1, 1993.

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

         10.5 Employee Stock Incentive Plan. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

         10.6 1993 Directors Stock Incentive Plan. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

         10.7     Agreement  dated June 18, 1993.  Incorporated  by reference to
                  Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

         10.8 Severance Payment Plan for Executive Officers dated as of November 1, 1994. Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10KSB for the year ended December 31, 1994.

b.       Reports on Form 8-K


         The Fund filed a report on Form 8-K dated April 13, 1995, which disclosed that on April 12, 1995 the Fund signed a non binding letter of intent to enter into a merger transaction in which JEER Partners II, L.C., an affiliate of J.E. Robert Companies, would acquire all of the outstanding stock of the registrant.

         The Fund filed a report on Form 8-K dated June 14, 1995, which disclosed that on June 5, 1995, as a result of changing market conditions, the Board of Directors elected to discontinue merger negotiations with an affiliate of J.E. Robert Companies. The Fund also reported that it intends to submit at its next annual meeting a previously announced proposal to stockholders for the liquidation of the Fund.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LANDSING PACIFIC FUND, INC.


Date: August 14, 1995                                     /s/ Joseph M. Mock
                                                     ---------------------------
                                                     Joseph M. Mock
                                                     Executive Vice President


Date: August 14, 1995                                    /s/ Dean Banks
                                                     ---------------------------
                                                     Dean Banks
                                                     Chief Financial Officer