Form 10KSB/A
period 1994-12-31
LANDSING PACIFIC FUND INC
filed 1995-09-11
CIK 831300

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 AMENDMENT NO. 1
                              AMENDED AND RESTATED
                                  FORM 10-KSB/A

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF 1934 For the fiscal year ended December 31, 1994

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934 For the  transition  period from                  to
                                             ----------------    ---------------

                          Comission File Number: 1-9942
                           LANDSING PACIFIC FUND, INC.
                 (Name of small business issuer in its charter)

                Maryland                                     94-3066597
     (State or other jurisdiction of                       I.R.S. Employer
     incorporation or organization)                     Identification Number)

        155 Bovet Road, Suite 101
          San Mateo, California                                  94402
 (Address of principal executive offices)                     (ZIP Code)



Issuer's telephone number, including area code: (415) 513-5252
Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $.001 par value                   American Stock Exchange

Securities registered pursuant to section 12(g) of the Exchange Act:
                                      None
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1994 were $12,189,000.

The aggregate market value of the voting stock held by non-affiliates as of March 1, 1995, was approximately $16,912,000.

The number of shares outstanding of the registrant's Common Stock as of March 1, 1995, was 5,953,137 shares.

Traditional Small Business Disclosure Fomat:         Yes               No X
                                                        ---              ---

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LANDSING PACIFIC FUND
                                                      (Registrant)
Date:  September 8, 1995                        By:      /s/ Dean Banks
                                                   -----------------------------
                                                         Dean Banks
                                                         Chief Financial Officer

================================================================================

                          LANDSING PACIFIC FUND, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                      For the Year Ended December 31, 1994

                                TABLE OF CONTENTS


 Form 10-KSB
  Item No.                         Name of Item                             Page
PART I
  Item 1.     Description of Business ......................................  3
  Item 2.     Description of Property ......................................  5
  Item 3.     Legal Proceedings ............................................  9
  Item 4.     Submission of Matters to a Vote of Security Holders...........  9

PART II
  Item 5.     Market for Common Equity and Related Stockholder Matters .....  9
  Item 6.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................... 10
  Item 7.     Financial Statements ......................................... 17
  Item 8.     Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure......................... 32

PART III
  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act .......... 33
  Item 10.    Executive Compensation........................................ 35
  Item 11.    Security Ownership of Certain Beneficial
                Owners and Management....................................... 39
  Item 12.    Certain Relationships and Related Transactions................ 40

PART IV
  Item 13.    Exhibits and Reports on Form 8-K.............................. 41

Signatures      ............................................................ 43

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Landsing Pacific Fund was initially a Delaware corporation formed for the purpose of merging the assets and liabilities of Landsing Institutional Properties Trust-V, Landsing Institutional Properties Trust-VI and Landsing Institutional Properties Trust-VII. The merger of these predecessor trusts was completed on November 28, 1988. On September 30, 1993, Landsing Pacific Fund merged into Landsing Pacific Fund, Inc., (the "Fund") a newly-formed Maryland corporation. As a result of the merger, the former stockholders of Landsing Pacific Fund became stockholders of the Fund and the Delaware corporation ceased to exist. The Fund has elected to be treated as a real estate investment trust under the Internal Revenue Code of 1986 and will not be subject to federal income tax as long as real estate investment trust status is maintained and 100% of its taxable income is distributed to stockholders.

The Fund is a real estate investment trust currently engaged in the business of operating income-producing real estate investments. The Fund's current objective is to maximize the value of the stockholders' investment in the Fund by a merger, sale of substantially all of its assets or, if unable to complete such a transaction on favorable terms, liquidation of the Fund. During 1994, the Fund explored various strategic alternatives, including raising additional capital and merging with another real estate company. On March 27, 1995, the Board of Directors of the Fund approved a conditional resolution, subject to stockholder approval, to liquidate all of the assets of the Fund in an orderly fashion and to dissolve the Fund in accordance with a Plan of Liquidation.

During 1994, the Fund initiated a program to dispose of its real estate investments which were not industrial or business park properties and which were located outside of its core markets in Northern California, Colorado and Oregon (the "Non-Core Properties"). As a result of the program, the Fund has withdrawn from Oklahoma City, Oklahoma and Boise, Idaho. The Fund is exploring the disposition of other properties in Southern California, St. Paul, Minnesota and Houston, Texas.

Pending the liquidation or merger of the Fund, management continues to focus on managing the Fund's portfolio, which as of December 31, 1994, consisted of fee title ownership of 20 properties. These include 14 industrial properties, 4 retail properties, and 2 properties in a redevelopment project. See "Description of Property" which follows. The results of the Fund's operations depend primarily upon the successful operations of its existing investments. The return on capital available from equity ownership of real estate investments depends to a large extent upon the ability to lease or rent property, to improve properties to increase rents, competition and other factors, none of which can be predicted with any certainty. The Fund competes for tenants with other owners of comparable types of properties in the local geographical areas in which the Fund's properties are located. The principal methods of competition include rental rate charged, term of lease, free rent concessions, and tenant improvement allowances. In recent years, the combination of overbuilding and the impact of a real estate recession has significantly increased the level of competition. This intense competition has resulted in decreasing rental rates, particularly in the Houston, Southern California and Portland markets in which the Fund has properties. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more specific discussion of the impact of the foregoing factors on the Fund's financial condition, operations and liquidity.

The Fund has not made, nor does it anticipate making, during the remainder of its current fiscal year or during its succeeding fiscal year, any material capital expenditures for environmental control facilities. The Fund does not expect any material effects upon capital expenditures, earnings or competitive position to result from compliance with present federal, state or local environmental control provisions. The Fund has previously obtained Phase I and, in several cases, Phase II surveys of all of its properties relative to the potential existence of hazardous materials as defined by environmental impact legislation. With the exception of the Multnomah Building and Imperial Gargage in Portland, Oregon, the Country Hills Towne Center in Diamond Bar, California and the 466 Forbes Building in South San Francisco, only minor amounts of any such materials have been indicated. Those materials representing a potential hazard, either now or in the future, have been or are being removed. Materials which do not represent such a hazard, e.g., floor tile, have not been removed but rather an abatement program has been implemented.

The Multnomah Building has been found to contain asbestos. The clean-up for this project is estimated at between $250,000 and $750,000 and was completed by the purchaser of the property with no financial obligation to the Fund. At an adjoining property, the Imperial Garage, there was a partial contamination of the soil caused by leakage from underground storage tanks. In connection with the sale of the property, the tanks were removed and the contamination remediated at a cost to the Fund of approximately $150,000. The Country Hills Towne Center has soil partially contaminated by dry cleaning solvents. Preliminary estimates indicate that the cost of remediation will not exceed $50,000. The 466 Forbes property has soil partially contaminated by gasoline which leaked from underground storage tanks on an adjacent property. The owner of the adjacent property has initiated action to develop and implement a remediation program. It is unlikely that the Fund will be required to perform investigative work or undertake remedial actions at the property.

At December 31, 1994, the Fund had 11 full-time employees. All of the Fund's operations are located in the United States.

ITEM 2.  DESCRIPTION OF PROPERTY

A description of the Fund's real estate investments at December 31, 1994 is as follows:

                             Real Estate Investments
              (Amounts in thousands, except square footage amounts)
                                                                                               Net        Mortgage
                                                                                Percent       Book          Loan
                                                                     Area       Leased        Value        Balance
Name and Location                                                  (Sq. Ft.)   12/31/94     12/31/94(1)   12/31/94
-----------------                                                  ---------   --------     --------      --------
PACIFIC WEST COAST REGION
Pacific International Business Center
  301 East Grand Building      South San Francisco, CA               57,800       100%      $  3,014       $ 2,106 (2)
  342 Allerton Building        South San Francisco, CA               69,300       100%         3,031         3,047 (2)
  400 Grandview Building       South San Francisco, CA              107,000       100%         5,960         4,687 (3)
  410 Allerton Building        South San Francisco, CA               46,100       100%         1,406         1,653 (2)
  417 Eccles Building          South San Francisco, CA               24,600       100%         1,215           759 (3)
  466 Forbes Building          South San Francisco, CA               65,600       100%         3,401         2,204 (2)
Auburn Court Industrial Park               Fremont, CA               68,000       100%         5,483         2,481 (3)
Westinghouse Building                      Fremont, CA               24,000       100%         1,727           648 (2)
Nohr Plaza                             San Leandro, CA               12,100        43%           996         1,481
Country Hills Towne Center             Diamond Bar, CA              156,300        90%        15,188        14,910 (4)
Twin Oaks Business Park                  Beaverton, OR               65,200        90%         3,560         1,143
Twin Oaks Technology Center              Beaverton, OR               94,200        86%         5,281         1,176

------------------------------------------------------------------------------------------------------------------
                                                                    790,200        95%        50,262        36,295
                                                                    -------        ---        ------        ------
ROCKY MOUNTAIN/MIDWEST REGION
Academy Place Shopping Center     Colorado Springs, CO               84,400       100%         6,075         3,796
Bryant Street Annex                         Denver, CO               55,000       100%         1,305           940
Bryant Street Quad                          Denver, CO              155,500        99%         4,495         2,197
St. Paul Business Center West            Maplewood, MN              108,800        92%         2,967         2,895
St. Paul Distribution Center             Maplewood, MN               77,000        95%         2,587         1,806
------------------------------------------------------------------------------------------------------------------
                                                                    480,700        97%        17,429        11,634
                                                                    -------        ---        ------        ------
SOUTHWEST REGION
Inwood Central Shopping Center             Houston, TX               83,100        78%         1,803           -

                                                                     83,100        78%         1,803           -

Portfolio Operations                                                   -           -              35 (5)       -

------------------------------------------------------------------------------------------------------------------

TOTAL                                                             1,354,000        94%        69,529        47,929
                                                                  ---------        ---        ------        ------
Real estate under contract for sale
   Imperial Garage(6)                     Portland, OR               70,000         0%           867          -
   Multnomah Building                     Portland, OR              245,000         0%         1,283          -

------------------------------------------------------------------------------------------------------------------

TOTAL                                                             1,669,000                  $71,679      $47,929
                                                                  =========                  =======      =======

(1) Net book value represents total acquisition cost plus cost capitalized subsequent to acquisition less provision for loss in value and accumulated depreciation.

(2) Collateral for $9,658,000 term loan allocated according to property appraised value.

(3) Collateral for $7,927,000 term loan allocated according to property appraised value.

(4) Includes a construction loan with an outstanding balance of $884,000 at December 31, 1994.

(5) Purchase price for trailing equity interest in properties, net of amortization, in addition to corporate assets.

(6) Reflects costs incurred at Imperial Garage which are part of the Multnomah Building development.

                                      -5-

In the opinion of management, the properties are adequately covered by insurance.

                           COUNTRY HILLS TOWNE CENTER

         Description. The property is located at the northwest corner of Diamond Bar Boulevard and Cold Springs Lane in Diamond Bar, California. The street addresses of the property are 21321-21385 Cold Springs Lane and 2711-2843 Diamond Bar Boulevard and the property is considered to be located in the Greater Los Angeles Area. The property's land area is approximately 17.7 acres.

         The Center is a shopping center originally constructed in 1960 and expanded and remodeled during 1989 and 1990, with the addition of approximately 60,000 square feet of new retail space, including an eight-plex movie theater. This expansion nearly doubled the size of the original property resulting in a center totaling 156,300 square feet. During 1992 and 1993, a major grocery store, which occupies 25,600 square feet, was expanded and remodeled.

         The fee simple title to Country Hills Towne Center is currently vested in Landsing Pacific Fund, Inc. The Fund was previously a joint venture partner in the project and took active control of the property on February 27, 1990. Prior to that time, the Fund was the major equity investor in the project.

         Mortgage Debt. Country Hills Towne Center is collateral for a first mortgage loan which had an outstanding principal balance at December 31, 1994 of $14,026,000. The loan bears interest equal to the lender's prime rate plus 1% (9.50% at December 31, 1994). Monthly payments of interest and principal are $114,000 until the maturity of the loan on March 31, 1995, at which time the remaining principal balance will be $14,012,000. The loan may be prepaid in whole or in part without penalty.

         The property also is collateral for a second mortgage construction loan which had an outstanding principal balance of $884,000 at December 31, 1994. The loan provides for monthly payments of interest only at the lender's prime rate plus 1.25 percent (9.75% at December 31, 1994). The loan matures on March 31, 1995.

         Subsequent to December 31, 1994, the lender for the two loans agreed to extend the maturities to June 30, 1995 in order to accommodate the Fund's intention to sell the property.

         Competitive Conditions The Greater Los Angeles area has been adversely affected by the current recession and various other factors including major cutbacks in defense spending and military base closures. In the local market, viable retail tenants are currently in a position to negotiate aggressively for the lower rental rates and greater concessions. In addition, the general economic conditions in the Greater Los Angeles area have made it more difficult for marginal and average retail tenants to prosper. This has resulted in a growth in tenant failures and a decline in the number of retail tenants seeking additional locations. The combination of these factors are likely to keep effective rental rates from rising as quoted rental rates in the immediate area have declined over the past year.

         Operating Data As of December 31, 1994, the property was 86% occupied and 90% leased, and the average effective annual rental rate per square foot was $11.31. The percentage of space leased and the average effective annual rental rate per square foot for each of the last five years are as set forth below:

         Year                 Occupancy Rate            Rental Rate (1)
         ----                 --------------            -----------

         1990                       91%                    $ 7.65(2)
         1991                       89%                    $12.02
         1992                       89%                    $11.89
         1993                       88%                    $11.11
         1994                       87%                    $11.82

------------------------------
(1)      Expressed as dollars per square foot.
(2)      Includes   rents  in  place  prior  to  the  Center's   expansion   and
         redevelopment which was substantially completed in 1990.


         Tenants that occupy 10% or more of the property are as set forth below:

Principal                Lease           Square
Business                 Expiration      Feet             Renewal Options                   Rent per Annum
---------                ----------      ------           ---------------                   --------------

Food Sales               8/31/2011       25,600           Three 5-year options              $228,000

Drug & Sundry            5/31/2009       21,440           One 10-year option                $81,777, increasing to
Sales                                                                                       $97,788 on 6/1/99

Movie Theater            10/3/2009       23,428           Three successive options          $393,590, plus adjustment
                                                           for 15 years, 10 years,          for percentage change in
                                                           and 5 years, respectively        in Consumer Price index in
                                                                                            1999 and 2004, or $91,369,
                                                                                            whichever is less.

         The principal business of most of the property's other tenants is the sale of retail goods and services, and includes a bank, photo developing, restaurants, pet store, dry cleaner, clothes stores, and jeweler, among others.

         The following presents the schedule of lease expirations for each of the next ten years:

               Number of       Square        Annual            Percentage of
Year            Tenants         Feet         Rental         Gross Annual Rental
----           ---------       ------       --------        -------------------
1995               9           12,296       $247,000              14.7%
1996               5            6,089        117,000               7.0%
1997               2            5,160         75,000               4.5%
1998               5            7,792        130,000               7.7%
1999               3           12,250        120,000               7.2%
2000               1            1,200         32,000               1.9%
2001- 2004         -              -             -                   -

         Depreciation for tax purposes is calculated using the straight-line method based on the following:

                                                   Federal Tax
      Property Component                            Cost Basis            Life
      ------------------                           -----------          --------

      Building and Building Improvements           $19,043,000          39 years
      Furniture and Equipment                           28,000           7 years
                                                   -----------
                                                   $19,071,000
                                                   ===========

         The property tax rate, including direct assessments, is 1.33 percent of assessed value and annual property taxes for the fiscal year ended June 30, 1995 are $311,000. The Fund believes that the property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

On May 17, 1993, Triad Investment Properties, Ltd. ("Triad") initiated binding arbitration of a dispute regarding adjustment of Triad's capital account in a partnership which was dissolved in 1990 and in which the Fund was a general partner. Triad claimed that the adjustment was necessary to remove a tax liability of $700,000. In August of 1994, the Fund settled the claim in full for $25,000.

During 1993, the Fund's security for its $2,064,000 second mortgage loan secured by a shopping center in Alameda, California, was foreclosed by a senior lender. On June 23, 1994, the majority shareholder of the borrower (William Zenklusen) filed a court approved plan of reorganization ("Plan") under which certain distributions are to be paid to unsecured creditors in accordance with the Plan. The Fund has reached an agreement with Zenklusen for a claim of $925,000. The eventual maximum payment out of the bankruptcy is estimated to be $.30 per $1.00 of claims. As of December 31, 1994, the Fund has received $39,000 in distribution proceeds.

King Cole Homes, Inc. ("King Cole") filed a Chapter 11 bankruptcy on April 9, 1993. The Fund filed a claim in the bankruptcy for $2,444,000 as of April 6, 1993. The Fund's collateral was sold to Kaufman and Broad Home Corporation and the Fund received payment of $1,690,000 in December 1994. Subsequent to December 31, 1994, the borrower agreed to settle the Fund's remaining claim as an unsecured creditor for $455,000, which was the amount paid on March 22, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of security holders, through solicitation of proxies or otherwise, during the fourth quarter 1994.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Fund's Common Stock was listed on the American Stock Exchange effective December 5, 1988.

The high and low sales price for each quarterly period during 1994 and 1993 is as follows:

                                       1994                        1993
                                -----------------            -----------------
                                High          Low            High          Low
                                ----          ---            ----          ---

1st Quarter................    $3.563       $3.375          $3.875        $3.000
2nd Quarter................     3.688        3.375           3.375         3.000
3rd Quarter................     3.563        2.813           3.375         3.125
4th Quarter................     3.625        2.188           4.125         3.250


There were approximately 7,600 holders of record of the Fund's shares of common stock as of March 1, 1995. However, the Fund estimates the number of stockholders to be in excess of 12,000, since certain shares of record are held by nominees.

On August 7, 1992, the Directors of the Fund voted to suspend payment of a distribution to stockholders. The Board has reviewed the policy periodically and the Fund is not expected to pay a distribution from operations during calendar year 1995. See Item 6, Management's Discussion and Analysis of Financial
Condition and Results of Operations, for a more specific discussion of the Fund's liquidity and the availability of funds for distribution. If the stockholders approve the Plan of Liquidation, liquidating distributions would be made at such times and in such amounts as may be determined by the Board of Directors.

On March 27, 1995, the Board of Directors resolved to terminate the Dividend Reinvestment Plan. The Plan enabled stockholders to have distributions, when they were paid by the Fund, automatically invested in additional shares of the Fund. Registrar and Transfer Company, which is unaffiliated with the Fund, acted as agent for those stockholders who participated in the Plan. The shares required to fulfill the requirements of the Plan were purchased on the open market or directly from the Fund at a 5% discount from the open market price.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

Operating Results and Distributions
-----------------------------------
                                                                  Years Ended December 31,
                                     ---------------------------------------------------------------------------------
                                         1994             1993              1992             1991             1990
                                         ----             ----              ----             ----             ----
                                                (Amounts in thousands, except per share amounts)

Revenues ........................    $   12,189       $   14,441        $   13,565       $   16,910       $   16,406
                                     ----------       ----------        ----------       ----------       ----------

Income (loss) before gain
   or loss from sale of real
   estate  ......................    $   (9,618)      $  (27,754)       $  (12,249)      $   (2,845)       $ (12,545)

Gain or loss from sale of real
   estate  ......................         -                 -                  392              -               (151)
                                     ----------       ----------        ----------       ----------        ---------

Net income (loss)................    $   (9,618)      $  (27,754)       $  (11,857)      $   (2,845)       $ (12,696)
                                     ==========       ==========        ==========       ==========        =========

Per Share:

Net income (loss) ...............    $    (1.62)      $    (4.61)       $    (1.89)      $     (.46)       $   (2.08)
                                     ==========       ==========        ==========       ==========        =========
Distributions declared ..........    $    -           $     -           $      .24       $      .64        $     .80
                                     ==========       ==========        ==========       ==========        =========

Balance Sheet Data
------------------
                                                                       December 31,
                                   -----------------------------------------------------------------------------------
                                         1994             1993              1992             1991             1990
                                         ----             ----              ----             ----             ----
                                                                  (Amounts in thousands)


Total assets ...................     $   80,328       $  100,686        $  124,691       $  137,070       $  134,532

Notes payable...................         47,929           57,966            53,757           53,309           43,162

Stockholders' equity ...........         30,750           40,368            68,103           81,336           89,119


                         LIQUIDITY AND CAPITAL RESOURCES

Following the decrease in revenues resulting from removal of the Multnomah Building as an earning asset in November 1991, the Fund has increasingly relied upon increased borrowings to fund capital expenditures for tenant and building improvements in order to maintain property occupancy rates. The continuing need for capital expenditures and the Fund's increasing debt service requirements has indicated a decrease in liquidity. Current projections are that capital expenditures for tenant and building improvements will be approximately $1,500,000 in 1995. The principal source of liquidity for these requirements is current cash reserves.

Because of the already significant amount of debt, increased borrowings has been viewed as a limited source of long-term liquidity. The Fund's intention to liquidate, recent net losses and the suspension of distributions in June 1992 significantly limit the Fund's ability to access sources of equity capital. Management believes that the only long-term source of liquidity to fund capital requirements and to meet loan repayments is the sale of properties.

As of December 31, 1994, the principal amount of the Fund's debt that will mature in the next three years is as follows: 1995 - $21,515,000, 1996 - $6,166,000, and 1997 - $12,554,000. It is anticipated that substantially all of these loan maturities will either be extended, restructured or the loans repaid with proceeds from the sale of properties.

During substantially all of 1994, the Fund sought to increase its capital base, arrange a merger, or to sell all, or substantially all of its assets. No such transaction was accomplished. In order to prevent a continuing erosion of stockholder's equity, on March 27, 1995, the Board of Directors approved a resolution, subject to stockholder approval, to liquidate all of the assets of the Fund and to dissolve the Fund in accordance with a Plan of Liquidation.


                             ANALYSIS OF CASH FLOWS

During 1994, the Fund generated $1,078,000 in Net Cash Provided by Operating Activities as compared with $1,790,000 during 1993, as presented in the accompanying Statements of Cash Flows.

Net cash provided by operating activities decreased in 1994 primarily as a result of the sale of properties which were outside of the Fund's core markets. In addition, interest expense increased significantly due to increases in 1994 in borrowing rates. Approximately 84% of the Fund's debt bears interest which is tied to short-term interest rates.

Net cash provided by operating activities, the proceeds of $10,205,000 from the sale of rental property and the receipt of $2,145,000 in satisfaction of a participating mortgage loan were the sources of capital to fund capital expenditures and development costs and to pay down debt by $5,895,000. The balance of net cash flows was used to increase reserves for future cash requirements. During 1994, as a result of the sale of properties, $4,264,000 of debt was retired. In addition, title to one of the Fund's properties was transferred to the lender in satisfaction of the $4,142,000 loan collateralized by the property.

The gross sales prices, before deduction for costs of sale, of properties sold in 1994 was $10,527,000. See Note 6 of Notes to Financial Statements for the sales price of each property. As a result of the sale of properties, there was a 14% decrease in total investments in real estate in 1994.

                              RESULTS OF OPERATIONS

Operating Trends

Substantially all of the Fund's investments are in rental properties. The Fund has investments in two specific property types: business parks/industrial - representing 76% of rentable square footage of the portfolio, and retail - representing 24% of rentable square footage of the portfolio. The table below presents the percentage leased at the end of each of the past three years, for each of the specific property types in which the Fund currently has investments:

                                                  Percentage Leased Rate
                                              ------------------------------
                                              Business Parks/
               Date                              Industrial           Retail
               ----                           ---------------         ------

         December 31, 1992                          90%                87%
         December 31, 1993                          96%                86%
         December 31, 1994                          97%                88%


The primary reasons for the occupancy trends were the same for each property type. During 1992, the impact of the economic recession was reflected in a significant increase in tenant failures. Aggressive leasing activity since 1992 has resulted in improved occupancy. The overall trend in the past three years for each of the Fund's property types is as follows:

Business Parks/Industrial - Demand for the Fund's business park and industrial space has seen improvement over the past three years, particularly in the South San Francisco market. However, rental rates have declined as leases have expired and releasing has been at lower rates reflecting the competition for space.

Retail - The demand for retail space has declined with the slowdown in economic growth. This has the effect of reducing rental rates in order to maintain relatively constant occupancy rates over the past three years.

Management believes that the geographic market in which a property is located has been a critical factor in determining operating results. The trend in the Fund's occupancy has been favorable in Northern California, and both occupancy and rental rates have been favorable in Colorado, reflecting the relative strength of that economy. In Minnesota, the market has been stable with occupancy rates of 93%, but at highly competitive rental rates due to weak demand. The competition for rental space is intense in Southern California resulting in occupancy rates below the portfolio average and reflecting the weakness in the economy in that market. In the Houston and Portland markets, an oversupply of retail and industrial properties, respectively, has resulted in intense price competition in order to maintain occupancy levels.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993.

The following discussion, and the comparisons set forth therein, are based on the actual operations of the Fund for the respective periods, and include all properties held by the Fund in each such period. Due to dispositions, the operating results are not directly comparable. See the discussion following the supplemental information in Table I for a comparison of operating results including only properties held in 1994 and 1993.

Rental income decreased 16% in 1994 from 1993 as a result of the sale of six Non-Core Properties.

Operating expenses decreased 33% in 1994 from 1993 as a result of the sale of six Non-Core Properties, lower property tax assessments at several properties and a significant reduction in administrative costs.

Interest expense and other financing costs increased 9% in 1994 over 1993 as a result of the effect of prime rate increases on variable rate debt, offset by the impact of the sale of four Non-Core Properties.

General and administrative costs decreased 20% in 1994 from 1993 as a result of the Fund's effort to reduce franchise tax, legal, professional services, personnel, and printing/mailing costs.

Other expense in 1994 was comprised of merger/liquidation costs, terminated property sale and loan transaction costs, and terminated equity offering costs.

During the twelve months ended December 31, 1994, an $8,150,000 provision for loss was recorded to reduce the carrying value of the Fund's portfolio to the estimated net realizable value of properties which are being held for sale or are currently being marketed for sale.

During December 1994, the Fund recognized the recovery of substantially all of the King Cole Homes participating mortgage loan. The Fund realized $1,505,000 in excess of the loan's carrying value, net of legal costs, and the recovery reduced the provision for loss discussed above.

The factors discussed above caused the Fund's net loss to decrease from $27,754,000 in 1993 to $9,618,000 in 1994.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992.

Rental revenue increased 7% in 1993 as compared with 1992 primarily due to non-recurring recoveries of prior year operating expenses, higher percentage of space leased for the portfolio and increased revenue from acceleration of rental payments by certain tenants in connection with early termination of leases. The 1992 revenues included approximately $350,000 from Lakeridge Business Park which was sold in June of that year.

Other income decreased 42% primarily because of a decrease in interest income from notes receivable from officers which were canceled in late 1992 and 1993. The decrease was partially offset by higher interest income on increased cash reserves in 1993 and the non-accrual of participating loan income in 1993.

Other expense in 1993 was comprised of costs associated with litigation in which the Fund was engaged or has agreed to settlement, terminated capital equity at Country Hills Towne Center, and costs incurred in a terminated equity offering. Litigation costs were significantly lower than those in 1992 due to management's initiative to accelerate the completion of litigation and reduce the number of matters in dispute.

During 1993, the borrower for the mortgage loan collateralized by the land in Sonoma, California filed for bankruptcy protection, causing a delay in realizing the expected value of the collateral. Principally as a result of the delay, the Fund made a provision for additional loss of $542,000. During 1992, the Fund made a provision of $1,084,000 for loss on the Sonoma land loan and a provision of $2,252,000 for loss on the second mortgage loan previously secured by a shopping center in Alameda, California.

Subsequent to December 31, 1993, the Fund announced its decision to explore the disposition of its real estate investments in Southern California; St. Paul, Minnesota; Oklahoma City, Oklahoma; Houston, Texas; Boise, Idaho; and Colorado Springs, Colorado, in order to determine whether such dispositions could be made on a satisfactory basis. Since the Fund's real estate investments in those markets were no longer considered to be held on a long-term basis, a $19,062,000 provision for loss was recognized as of December 31, 1993, to reduce the carrying value of the properties to their estimated net realizable value. As a result of revisions in the development prospects for the Multnomah Building and Imperial Garage, the carrying value of those investments was reduced by a $3,977,000 provision for loss. In addition, a $446,000 provision for loss was recognized in 1993 to reflect the contract for sale of the Twin Oaks Executive Center property. In 1992, a $3,011,000 provision for loss was made to reduce the carrying value of the Multnomah Building.

The factors discussed above caused the Fund's net loss to increase from $11,857,000 in 1992 to $27,754,000 in 1993.

The  following   supplemental   information   provides   comparative   operating
information for 1994 and 1993 including only those properties which remained in the portfolio as of December 31, 1994.

                                     TABLE 1
                           PROFORMA OPERATING RESULTS
             INCLUDING ONLY PROPERTIES HELD THROUGHOUT 1994 AND 1993
                         (EXCLUDES PROPERTIES DISPOSED)
                             (AMOUNTS IN THOUSANDS)

                                                          1994           1993
                                                          ----           ----

REVENUES:
Rental income                                          $  10,647      $  10,466
Other income                                                  92             88
                                                       ---------      ---------
   Total revenues                                         10,739         10,554
                                                       ---------      ---------

EXPENSES:
Operating                                                  3,115          3,452
Depreciation and amortization                              3,762          3,668
Interest and other financing costs                         4,679          4,024
General and administrative                                 1,897          2,366
Other expense                                                303            558
Provision for loss in value of investments
  in real estate and loan collateral value                 6,645         10,816
                                                       ---------      ---------
   Total expenses                                         20,401         24,884
                                                       ---------      ---------

Loss before operating results of disposed properties      (9,662)       (14,330)
Operating results of disposed properties                      44        (13,424)
                                                       ---------      ---------
 Net loss                                              $  (9,618)     $ (27,754)
                                                       =========      =========


The discussion of changes in results of operations which follows is based on the comparison of operating results excluding disposed properties as presented in Table 1.

Performa Results of Year Ended December 31, 1994 Compared to Year Ended December 31, 1993.

Operating expenses decreased 10% in 1994 from 1993 as a result of lower property
tax   assessments  at  several   properties  and  a  significant   reduction  in
administrative costs.

Interest and other financing costs expense increased 16% in 1994 from 1993 as a result of the effect of prime rate increases on variable rate debt.

General and administrative costs decreased 20% in 1994 from 1993 as a result of the Fund's effort to reduce franchise tax, legal, professional services, personnel, and printing/mailing costs.

Other expense in 1994 was comprised of merger/liquidation costs, terminated property sale and loan transaction costs, and terminated equity offering costs.

During the twelve months ended December 31, 1994, an $8,150,000 provision for loss was recorded to reduce the carrying value to the properties' estimated net realizable values of properties which are being held for sale or are currently being marketed for sale.

During December 1994, the Fund recognized the recovery of substantially all of the King Cole Homes Participating Mortgage Loan. The Fund realized $1,505,000 in excess of the loans carrying value, net of legal costs, and the recovery reduced the provision for loss discussed above.

Potential Factors Affecting Future Operating Results.

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

If the stockholders approve the proposed Plan of Liquidation, all of the Fund's investments would be valued on the basis of estimated liquidation prices. Preliminary estimates indicate that the aggregate of sales prices net of closings costs would not be less than the projected carrying values at the time of sale. If the Plan of Liquidation is adopted, the Fund may record the estimated costs of liquidation and dissolution. Preliminary estimates indicate that a provision of approximately $2,000,000 would be required to record such costs.

Since 84% of the Fund's debt bears variable rate interest, increases or decreases in the prime rate will increase or decrease the Fund's interest expense.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are filed as part of this annual report:

                                                                           Page
                                                                           ----

         Report of Independent Accountants ........................         18
         Balance Sheets - December 31, 1994 and 1993 ..............         19
         Statements of Operations for the Years Ended
           December 31, 1994, 1993 and 1992 .......................         20
         Statements of Changes in Stockholders' Equity for
           the Years Ended December 31, 1994, 1993 and 1992 .......         21
         Statements of Cash Flows for the Years Ended
           December 31, 1994, 1993 and 1992 .......................         22
         Notes to Financial Statements ............................         24

                           LANDSING PACIFIC FUND, INC.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholders of
Landsing Pacific Fund, Inc.

We have audited the accompanying balance sheets of Landsing Pacific Fund, Inc. as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landsing Pacific Fund, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 14 to the financial statements, on March 27, 1995, the Board of Directors of Landsing Pacific Fund, Inc. approved a Plan of
Liquidation, subject to stockholder approval. At present, it cannot be determined whether or not the stockholders will approve such a plan.
Accordingly, no adjustments have been made to the accompanying financial statements which may result from the stockholder's approval of the Plan of Liquidation.

As described in Note 16, the previously issued financial statements have been restated to reclasify certain items in the financial statements referred to above, as well as to expand certain disclosures in the notes to financial statements.

                                                     COOPERS & LYBRAND L.L.P.


San  Francisco,  California
March  27,  1995,  except  Note 16,
which is dated September 7, 1995


                           LANDSING PACIFIC FUND, INC.
                   BALANCE SHEETS, DECEMBER 31, 1994 AND 1993

                  (Amounts in thousands, except share amounts)

                                   A S S E T S
                                                                                      1994                      1993
                                                                                      ----                      ----
INVESTMENTS IN REAL ESTATE:
Rental properties                                                                $     88,698              $    109,495
Accumulated depreciation                                                              (19,169)                  (22,191)
                                                                                 ------------              ------------
Rental properties - net                                                                69,529                    87,304
Real estate under development                                                            -                        3,828
Real estate under contract for sale (net of accumulated depreciation
  of $28 in 1994 and $1,270 in 1993)                                                    2,150                     3,261
Collateral for non-performing participating mortgage loan
  (net of allowance for loss of $542 in 1993)                                            -                          675
                                                                                 ------------              ------------
     Total investments in real estate                                                  71,679                    95,068

CASH AND CASH EQUIVALENTS                                                               5,534                     2,005
                                                                                 ------------              ------------

OTHER ASSETS:
Accounts and interest receivable (net of  allowance for
  doubtful accounts of $78 in 1994 and $364 in 1993)                                    1,434                     1,408
Prepaid expenses, deposits and other assets                                               324                       136
Deferred leasing  commissions,  loan costs, and other assets
  (net of accumulated amortization of $2,380 in 1994
  and $2,635 in 1993)                                                                   1,357                     2,069
                                                                                 ------------              ------------
     Total other assets                                                                 3,115                     3,613
                                                                                 ------------              ------------
        TOTAL ASSETS                                                             $     80,328              $    100,686
                                                                                 ============              ============

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
LIABILITIES:
Notes payable                                                                    $     47,929              $     57,966
Accounts payable                                                                          449                       637
Other liabilities                                                                       1,200                     1,715
                                                                                 ------------              ------------
  Total liabilities                                                                    49,578                    60,318
                                                                                 ------------              ------------

COMMITMENTS:  (Note 13)

STOCKHOLDERS' EQUITY:
Shares of preferred stock, par value of $.01;
 shares authorized: 5,000,000; shares issued and outstanding: none
Shares of common stock, par value of $.001;
  shares authorized: 20,000,000; shares issued and
  outstanding: 5,953,137 in 1994 and 1993                                                   6                         6
Capital in excess of par value                                                        131,389                   131,389
Retained deficit and accumulated distributions                                       (100,645)                  (91,027)
                                                                                 ------------              ------------
     Total stockholders' equity                                                        30,750                    40,368
                                                                                 ------------              ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     80,328              $    100,686
                                                                                 ============              ============


The accompanying notes are an integral part of the financial statements.


                           LANDSING PACIFIC FUND, INC.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1994, 1993 and 1992

                (Amounts in thousands, except per share amounts)


                                                                          1994              1993              1992
                                                                          ----              ----              ----

REVENUES:
Rental income                                                        $    12,087        $   14,339        $   13,389
Other income                                                                 102               102               176
                                                                     -----------        ----------        ----------
   Total revenues                                                         12,189            14,441            13,565
                                                                     -----------        ----------        ----------

EXPENSES:
Operating                                                                  3,770             5,646             5,788
Depreciation and amortization                                              4,240             5,043             5,029
Interest and other financing costs                                         4,952             4,537             4,549
General and administrative                                                 1,897             2,366             2,349
Other expense                                                                303               558             1,752
Provision for loss in value of investments in real estate
and loan collateral value                                                  6,645            24,045             6,347
                                                                     -----------        ----------        ----------
   Total expenses                                                         21,807            42,195            25,814
                                                                     -----------        ----------        ----------

Loss before gain on sale of real estate                                   (9,618)          (27,754)          (12,249)

Gain on sale of real estate                                                 -                 -                  392
                                                                     -----------        ----------        ----------
   Net loss                                                          $    (9,618)       $  (27,754)       $  (11,857)
                                                                     ===========        ==========        ==========

NET LOSS PER SHARE                                                   $     (1.62)       $    (4.61)       $    (1.89)
                                                                     ===========        ==========        ==========

Weighted average shares outstanding                                        5,953             6,020             6,260
                                                                     ===========        ==========        ==========


The accompanying notes are an integral part of the financial statements.



                           LANDSING PACIFIC FUND, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1994, 1993, and 1992

                  (Amounts in thousands, except share amounts)


                                            Shares of           Capital                    Notes      Retained
                                          Common Stock         in Excess                    and      Deficit and         Total
                                        -------------------     of Par      Treasury     Interest    Accumulated     Stockholders'
                                         Shares   Par Value      Value        Stock     Receivable  Distributions       Equity
                                        --------- ---------      -----        -----     ----------  -------------       ------

BALANCE, DECEMBER 31, 1991 .........    6,284,792   $ 6        $135,300    $(1,300)      $(2,782)    $ (49,888)         $81,336

Treasury stock acquired ............       (7,805)   -            -            (57)         -             -                 (57)
Treasury stock reacquired ..........     (125,000)   -             (391)      (438)         -             -                (829)
Shares/notes receivable canceled ...     (100,000)   -             (900)       -           1,729          -                 829
Shares issued:
    Dividend reinvestment program ..       41,150    -              181        -            -             -                 181
Net loss ...........................        -        -            -            -            -          (11,857)         (11,857)
Interest receivable ................        -        -            -            -              28          -                  28
Distributions ......................        -        -            -            -            -           (1,528)          (1,528)
                                        ---------   ---       ---------    --------      --------    ----------          -------
BALANCE, DECEMBER 31, 1992 .........    6,093,137     6         134,190     (1,795)       (1,025)      (63,273)          68,103

Treasury stock issued ..............        -        -            -              4          -             -                   4
Treasury stock reacquired ..........     (100,000)   -             (325)      (325)         -             -                (650)
Treasury stock eliminated ..........        -        -           (2,116)     2,116          -             -                 -
Shares/notes receivable canceled ...      (40,000)   -             (360)       -           1,010          -                 650
Net loss ...........................        -        -            -            -            -          (27,754)         (27,754)
Interest receivable ................        -        -            -            -              15          -                  15
                                        ---------   ---       ---------    -------      --------    ----------          -------
BALANCE, DECEMBER 31, 1993 .........    5,953,137   $ 6       $ 131,389    $   -        $   -       $  (91,027)         $40,368

Net loss ...........................        -        -            -            -            -           (9,618)          (9,618)
                                        ---------   ---       ---------    -------      --------    ----------          -------
BALANCE, DECEMBER 31, 1994 .........    5,953,137   $ 6       $ 131,389    $   -        $   -       $ (100,645)         $30,750
                                        =========   ===       =========    =======      ========    ==========          =======

The accompanying notes are an integral part of the financial statements.

                           LANDSING PACIFIC FUND, INC.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1993 and 1992

                             (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                           1994            1993              1992
                                                                           ----            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................       $(9,618)      $  (27,754)       $  (11,857)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Provision for loss in value and gain on sale of real estate - net          6,645           23,485             2,619
Depreciation and amortization ....................................         4,240            5,043             5,029
Provision for doubtful accounts ..................................          -                 640               352
Provision for participating loan losses ..........................          -                 560             3,336

Changes in operating assets and liabilities:
Increase in accounts and interest receivable .....................          (146)            (313)             (155)
Decrease in other liabilities ....................................          (540)             (62)             (396)
Decrease in deposits .............................................            50               65               989
Decrease in prepaid expenses and other assets ....................           160              543               734
Increase (decrease) in accounts payable ..........................          (189)            (417)              615
                                                                       ---------        ---------         ---------
  Net cash provided by operating activities ......................           602            1,790             1,266
                                                                       ---------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of rental properties ..........................        10,205              -               5,490
Capital expenditures and development costs .......................        (2,804)          (3,734)           (4,973)
Increase in deferred expenses ....................................          (724)            (906)           (1,463)
Repayment of participating mortgage loan .........................         2,145              -                   2
Disbursement of participating mortgage loans .....................          -                 (64)              (37)
                                                                       ---------        ---------         ---------
  Net cash provided by (used in) investing activities ............         8,822           (4,704)             (981)
                                                                       ---------        ---------         ---------

CASH FLOWS FROM  FINANCING ACTIVITIES:
Distributions to stockholders ....................................          -                 -              (1,347)
Issuance (acquisition) of treasury stock .........................          -                   4               (57)
Proceeds from notes payable ......................................        17,925            7,798            20,852
Payments on notes payable ........................................       (23,820)          (3,589)          (20,404)
                                                                       ---------        ---------         ---------
  Net cash provided by (used) in financing activities ............        (5,895)           4,213              (956)
                                                                       ---------        ---------         ---------

Increase (decrease) in cash and cash equivalents .................         3,529            1,299              (671)
Cash and cash equivalents at beginning of year ...................         2,005              706             1,377
                                                                       ---------        ---------         ---------

Cash and cash equivalents at end of year .........................     $   5,534        $   2,005         $     706
                                                                       =========        =========         =========

The acompanying notes are an integral part of the financial statements.



                           LANDSING PACIFIC FUND, INC.
                      STATEMENTS OF CASH FLOWS (Continued)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                             (Amounts in thousands)

                                                                              1994             1993              1992
                                                                              ----             ----              ----
Cash paid during the period for interest, net of $256
capitalized in 1994, $524 in 1993, and $671 in 1992                        $   4,583         $  4,035         $   3,983
                                                                           =========         ========         =========


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Notes payable forgiven                                                     $  (4,142)        $   -            $    -
Cost of rental property returned to lender
  (net of accumulated depreciation)                                            3,997             -                 -
Other assets and liabilities retired or forgiven                                  53             -                 -
                                                                           ---------         --------         ---------
Net proceeds from disposition of rental property                           $     (92)        $   -            $    -
                                                                           =========         ========         =========


Reclassification:
Real estate held for sale                                                  $   2,150         $  3,261         $    -
Rental properties - net                                                       (2,150)          (3,261)             -
                                                                           ---------         --------         ---------
                                                                           $    -            $   -            $    -
                                                                           =========         ========         =========

Note receivable canceled in exchange for shares:
Treasury stock                                                             $    -            $   (325)        $    (438)
Note receivable                                                                 -               1,010             1,729
Capital in excess of par                                                        -                (685)           (1,291)
                                                                           ---------         --------         ---------
                                                                           $    -            $   -            $    -
                                                                           =========         ========         =========

Reclassification:
Real estate under development                                              $    -            $  3,828         $   6,505
Rental properties - net                                                         -              (3,828)           (6,505)
                                                                           ---------         --------         ---------
                                                                           $    -            $   -            $    -
                                                                           =========         ========         =========

Treasury stock eliminated:
  Treasury stock                                                           $    -            $  2,116         $    -
  Capital in excess of par                                                      -              (2,116)             -
                                                                           ---------         --------         ---------
                                                                           $    -            $   -            $    -
                                                                           =========         ========         =========
Payment of stock dividends:
Dividend reinvestment shares                                               $    -            $   -            $     181
Dividend distributions                                                          -                -                 (181)
                                                                           ---------         --------         ---------
                                                                           $    -            $   -            $    -
                                                                           =========         ========         =========
Collateral for participating mortgage loan                                 $    -            $   -            $   1,171
Participating mortgage loans                                                    -                -               (1,171)
                                                                           ---------         --------         ---------
                                                                           $    -            $   -            $    -
                                                                           =========         ========         =========

The accompanying notes are an integral part of the financial statements.



                           LANDSING PACIFIC FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Landsing Pacific Fund was a Delaware corporation formed for the purpose of merging the assets and liabilities of Landsing Institutional Properties Trust-V, Landsing Institutional Properties Trust-VI and Landsing Institutional Properties Trust-VII. The merger was completed on November 28, 1988.

         On September 30, 1993, Landsing Pacific Fund, a Delaware corporation, merged into Landsing Pacific Fund, Inc., (the "Fund") a newly-formed Maryland corporation. As a result of the merger, the former stockholders of Landsing Pacific Fund became stockholders of the Fund and the Delaware corporation ceased to exist.

         Maryland corporate law does not recognize the treasury stock of Maryland corporations. As a result, the Fund has reclassified treasury stock to paid in capital as of December 31, 1993.

         Evaluation of Carrying Values - The Fund, as a matter of policy, holds properties on a long-term basis and believes the book value of the Fund's properties will be fully recovered over the Fund's long-term holding period. This determination is reviewed at least anually, or whenever events or changes at a property suggest that the carrying amount may not be recoverable, and is based on an analysis of the sum of a property's undiscounted future cash flows as compared with the carrying value of the property. If an impairment exists, an estimate of the deficiency in the property's net realizable value as compared with its carrying value is recorded as an increase in the provision for loss in value and a reduction in the property's carrying value. Accordingly, the accompanying financial statements do not include any adjustments, except as noted in Footnote 6, relating to the excess of property costs over estimated net realizable value.

         Income Recognition - Minimum rental income from leases is recognized on a straight-line basis over the term of occupancy in accordance with the provisions of the leases. Additionally, leases provided for reimbursement of certain operating expenses which are recognized as income when earned and when the amounts can be reasonably estimated.

         Depreciation - Depreciation is computed by the straight-line method over estimated useful lives ranging from four to forty years. Tenant improvements are being amortized over the average lives of the related leases. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is included in the results of operations.

         Deferred Leasing Commissions and Loan Costs - Leasing commissions are amortized over the average lives of the tenant leases. Amounts paid to obtain loans are deferred and amortized over the lives of the related notes payable as an adjustment to interest expense.

         Cash and Cash Equivalents - The Fund considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 1994, approximately $5,345,000 of the Fund's cash was held in money market accounts at two U.S. commercial banks. At times, such investments may exceed federally insured limits.

         Income Taxes - The Fund has elected to be treated as a real estate investment trust under the provisions of the Internal Revenue Code. Under these provisions, the Fund will qualify and not be subject to any federal income tax if 100% of its real estate investment trust taxable income is distributed to stockholders. Since the Fund has qualified as a real estate investment trust, no provision for federal income taxes has been made in the accompanying financial statements.

         Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding of 5,953,137 in 1994, 6,019,877 in 1993, and 6,260,079 in 1992. The effect of the outstanding warrants and stock options on the calculation of net loss per share was anti-dilutive.

         Reclassifications - Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

2.       RENTAL PROPERTIES AND REAL ESTATE UNDER DEVELOPMENT

         The carrying value of rental properties is as follows:

                                                         December 31,
                                            -----------------------------------
                                               1994                      1993
                                               ----                      ----

         Land                               $19,392,000           $  22,784,000
         Building and improvements           69,194,000              86,644,000
         Construction in progress               112,000                  67,000
                                            -----------            ------------
             Total rental properties        $88,698,000            $109,495,000
                                            ===========            ============

         Prior to February 22, 1994, the Fund was engaged in the predevelopment of the Multnomah Building in Portland, Oregon. Interest capitalized as part of the redevelopment was $256,000 in 1994 and $502,000 in 1993.

         Subsequent to December 31, 1993, the Fund announced its decision to explore the disposition of its real estate investments located outside the western United States. As a result, a provision for loss of $23,485,000 was recognized at December 31, 1993 to reduce the carrying value of the properties to their estimated net realizable value and an additional provision of $8,150,000 was recognized during 1994. (See Footnote 6 for additional information.)

         The carrying value of real estate under contract for sale is as follows:

                                                        December 31,
                                            -----------------------------------
                                               1994                      1993
                                               ----                      ----
         Imperial Garage                    $   867,000               $    -
         Multnomah Building                   1,283,000                    -
         BancFirst Building                        -                  2,583,000
         Twin Oaks Executive Center                -                    678,000
                                            -----------            ------------
                                            $ 2,150,000            $  3,261,000
                                            ===========            ============

3.       COLLATERAL FOR PARTICIPATING MORTGAGE LOAN

         As of December 31, 1994, as a result of repayments of $2,145,000 from a participating mortgage loan collateralized by a first mortgage on land in Sonoma, California, the Fund recognized a recovery of $1,470,000, which reduced the provision for loss in value of investments in real estate (see Note 6). Approximately $455,000 of the recovery relates to funds collected subsequent to December 31, 1994. In 1992 and 1993, the Fund recorded provisions for loss in the value of the loan of $1,000,000 and $542,000, respectively.

         During 1994, the Fund's unsecured claim for $925,000 was recognized in the bankruptcy of a guarantor of a participating mortgage loan, the collateral for which was foreclosed by a senior lender in 1993. The eventual maximum payment out of the bankruptcy is estimated to be $.30 per $1.00 of claims. As of December 31, 1994, the fund had received $39,000 in distribution proceeds, which was recognized as a reduction in the provision for loss in value of investments in real estate.

4.       NOTES PAYABLE


The amount of the Fund's notes payable were as follows:


                                                                                             December 31,
                                                                                   -----------------------------------
Lender                                      Collateral/Location                         1994               1993
--------------------------    -------------------------------------------------    ----------------   ----------------

Commercial Bank               Country Hills Towne Center                               $14,910,000        $14,771,000
                              Diamond Bar, California

Commercial Bank               310 E. Grand, 342 Allerton, 410 Allerton,                  9,658,000         10,000,000
                              466 Forbes and Westinghouse Buildings
                              South San Francisco and Fremont, California

Commercial Bank               400 Grandview, 417 Eccles Buildings and                    7,927,000          6,309,000
                              Auburn Court Industrial Park
                              South San Francisco and Fremont, California

Commercial Finance            Academy Place Shopping Center                              3,796,000          3,867,000
Company

Life Insurance Company        Bryant Street Quad and Annex                               3,137,000          3,201,000
                              Denver, Colorado

Commercial Finance            Twin Oaks Business Park and                                2,319,000          3,904,000
Company                       Twin Oaks Technology Center
                              Beaverton, Oregon

Commercial Finance            St. Paul Business Center West                              2,895,000          2,941,000
Company                       Maplewood, Minnesota

Commercial Bank               St. Paul Distribution Center                               1,806,000          1,837,000
                              Maplewood, Minnesota

Commercial Savings and        Nohr Plaza                                                 1,481,000          1,481,000
Loan                          San Leandro, California

Commercial Bank               101 Park Office Building                                    -                 4,153,000
                              Oklahoma City, Oklahoma

Commercial Bank               BancFirst Building                                          -                 2,024,000
                              Oklahoma City, Oklahoma

Commercial Bank               6900 Place                                                  -                 1,221,000
                              Oklahoma City, Oklahoma

Commercial Bank               Multnomah Building and Imperial Garage                      -                 1,093,000
                              Portland, Oregon

Commercial Bank               Franklin Business Park                                      -                 1,058,000
                              Boise, Idaho

Other                                                                                     -                   106,000
                                                                                   ----------------   ----------------
   Total notes payable                                                                 $47,929,000        $57,966,000
                                                                                   ================   ================


         Most of the Fund's rental properties are pledged as collateral for notes payable. At December 31, 1994 interest rates on the notes ranged from 9.50% to 11.50% per annum and are payable through 2001 with principal payments required in future years as follows:

                    1995                        $ 21,515,000
                    1996                           6,166,000
                    1997                          12,554,000
                    1998                              95,000
                    1999                             106,000
                    2000 and thereafter            7,493,000
                                                ------------
                    Total                       $ 47,929,000
                                                ============

         Subsequent to December 31, 1994, the Fund was granted an extension of its $14,026,000 permanent loan collateralized by the Country Hills Towne Center in Diamond Bar, California. The loan requires monthly principal and interest payments of $113,717, bears interest equal to the lender's prime rate plus 1% (9.50% on December 31, 1994), and matures on June 30, 1995.

         Subsequent to December 31, 1994, the Fund was granted an extension of its $1,500,000 construction loan collateralized by the Country Hills Towne Center in Diamond Bar, California. The loan bears interest equal to the lender's prime rate plus 1.25% (9.75% on December 31, 1994) and matures on June 30, 1995. The outstanding balance at December 31, 1994 was $884,000.

         On June 21, 1994, the Fund converted a four-year $6,065,000 term loan to a seven-year term loan with a balance at December 31, 1994 of $7,927,000 and an interest rate equal to the lender's prime rate plus 1.75% (10.25% as of December 31, 1994). The new loan requires monthly principal and interest payments of $74,625 and matures on July 5, 2001.

         On July 8, 1994, the Fund paid off a $970,000 term loan which was collateralized by the Multnomah Building and the Imperial Garage Building which are located in Portland, Oregon.

         On August 31, 1994, the Fund converted a $10,000,000 line of credit to a three-year term loan with a balance at December 31, 1994 of $9,658,000 and an interest rate equal to the lender's prime rate plus 1.25% (9.75% as of December 31, 1994). The new loan requires monthly principal and interest payments of $81,276 and matures on August 31, 1997.

         As of October 25, 1994, the Fund was granted an extension of its $1,481,000 loan collateralized by the Nohr Plaza Shopping Center in San Leandro, California. The loan bears interest at 10% per annum with payments at 6% per annum and the difference accrued to the loan balance. The loan matures on April 25, 1995.

         On December 26, 1994, the Fund made a $1,500,000 paydown on a term loan collateralized by the Twin Oaks Business Park and Technology Center in Beaverton, Oregon. The loan has been modified to reduce the interest rate to the prime rate plus 2.5% (11% as of December 31, 1994) and extend the maturity to December 19, 1996.

         Effective December 19, 1994, the Fund was granted an extension of its $3,796,000 term loan collateralized by the Academy Place Shopping Center in Colorado Springs, Colorado. The new loan bears interest at the lender's prime rate plus 2.5% (11 % on December 31, 1994) and matures on December 19, 1995.

5.       OTHER EXPENSE

         The following presents certain charges included in other expense incurred in each of the three years ended December 31, 1994:

                                                                1994            1993            1992
                                                              --------        --------      ----------

         Terminated loan transactions                         $ 73,000        $   -          $    -
         Terminated property sales transactions                 80,000            -               -
         Terminated capital projects                            46,000         250,000            -
         Rights offering costs                                  53,000         140,000            -
         Merger/liquidation costs                               27,000            -               -
         Settlements of litigation                             (16,000)        168,000       1,374,000
         Write-down of non-real estate assets                     -               -            246,000
         Other                                                  40,000            -            132,000
                                                              --------        --------      ----------
                                                              $303,000        $558,000      $1,752,000
                                                              ========        ========      ==========

         In 1992, management initiated action to accelerate the completion of litigation in order to reduce the number of matters in dispute. The $1,374,000 of costs incurred reflected settlements or judgements primarily related to four seperate legal proceedings which were incidental to the Fund's business.

6. GAIN (LOSS) FROM SALE OF INVESTMENTS IN REAL ESTATE AND PROVISION FOR LOSS IN VALUE

         As a result of the Fund's decision to focus on industrial and business park properties and to no longer hold for long-term investment those properties outside of Northern California, the Northwest, and Colorado, a $19,508,000 provision for loss was recognized as of December 31, 1993, to reduce the carrying value of certain real estate investments to net realizable value.


         During the twelve months ended December 31, 1994, five properties from the group identified for disposition were sold for approximately their carrying value at December 31, 1993. Accordingly, no additional loss or gain was recognized in 1994. The properties sold are as follows:


         Property                                Date of Sale                                    Gross Sale Price
         --------                                ------------                                    ----------------

         Twin Oaks Executive Center              January 20, 1994                                  $712,000
         Beaverton, Oregon

         BancFirst Building                      February 28, 1994                                 $2,800,000
         Oklahoma City, Oklahoma

         Camden Park Shopping Center             June 7, 1994                                      $1,500,000
         Houston, Texas

         Franklin Business Park                  November 10, 1994                                 $2,815,000
         Boise, Idaho

         6900 Place Shopping Center              December 22, 1994                                 $2,700,000
         Oklahoma City, Oklahoma

         In addition, on February 28, 1994, title to the 101 Park Avenue Office Building in Oklahoma City, Oklahoma was transferred to the lender in full satisfaction of the $4,142,000 loan collateralized by the property. The carrying value of the property had previously been written down to an amount which was approximately equal to the amount of the loan.

         During the twelve months ended December 31, 1994, a $8,150,000 provision for loss was recorded to reduce the carrying value to the properties' estimated net realizable values of properties which are being held for sale or are currently being marketed for sale.

         At December 31, 1994, the Fund  recognized  $1,505,000 in recoveries on
         two   participating   mortgage  loans.  (See  Footnote  3  for  further
         discussion.)

7.       RELATED PARTY TRANSACTIONS

         The Chairman of the Board and Chief Executive Officer of the Fund is a member of a law firm which provided legal services to the Fund in each of the three years ended December 31, 1994. Payments for these services were, $62,000 in 1994, $263,000 in 1993 and $213,000 in 1992.

8.       DISTRIBUTIONS TO STOCKHOLDERS

         The  Fund  paid   per-share   distributions   of  $.24  in  1992.   The
         distributions were treated as a return of capital for federal income tax purposes.

9.       RENTAL PROPERTIES UNDER OPERATING LEASES

         Minimum future revenues from rental properties under non-cancelable operating leases at December 31, 1994 are as follows:

                          1995                              $ 7,964,000
                          1996                                7,079,000
                          1997                                5,628,000
                          1998                                3,933,000
                          1999                                2,629,000
                          2000 and thereafter                14,282,000
                                                            -----------
                          Total                             $41,515,000
                                                            ===========

         For the  periods  ended  December  31,  1994,  1993 and 1992,  the Fund
         recorded   revenues   of   $2,244,000,   $2,889,000   and   $2,162,000,
         respectively, from tenants of certain operating expenses.

10.      CAPITAL STOCK AND NOTES RECEIVABLE

         The Fund's authorized capital stock consists of 20,000,000 shares of common stock, having a par value of $.001 and 5,000,000 shares of preferred stock, having a par value of $.01. The Fund may issue the preferred stock in classes or series and with any rights, privileges and preferences the Fund's Board of Directors may determine without any action or consent by the Fund's stockholders of common stock or preferred stock.

         Warrants to purchase 200,000 common shares at $9.50 per share were outstanding as of December 31, 1994. The warrants are fully exercisable and expire on March 31, 1995.

         On June 18, 1993, the Fund and R. Mark Wyman entered into an agreement related to Mr. Wyman's purchase in prior years of 140,000 Fund shares (the "Shares"). Under the terms of the agreement, on June 18, 1993, the Fund reduced the principal amount of notes receivable used to finance acquisition of the Shares from $1,010,000 to $455,000 and subsequently, on June 24, 1993, Mr. Wyman returned the Shares. The Fund recorded the return of 100,000 shares to the treasury and canceled 40,000 shares and the notes receivable.

11.      STOCK OPTION PLANS

         Employee Stock Incentive Plan - On August 6, 1993, the Fund's shareholders approved the Employee Stock Incentive Plan (the "Plan") under which key employees may be granted options to acquire shares of common stock at a price not less than the fair market value on the date the option is granted. The Plan provides for a maximum of 500,000 shares which would be available for issuance upon the exercise of options.

         Information regarding the Employee Stock Incentive Plan is as follows:
                                                                                    1994               1993
                                                                                    ----               ----

         Shares under option at beginning of year                                   50,000               -
         Granted, at $3.69 per share in 1994 and $3.25 per share in 1993            91,190             50,000
                                                                                   -------            -------
         Shares under option at end of year                                        141,190             50,000
                                                                                   =======            =======

         Exercisable at end of year                                                 25,000               -
         Available for grant at end of year                                        358,810            450,000

         No options have been exercised.

         1993 Directors' Stock Option Plan - On August 6, 1993, the Fund's shareholders approved the 1993 Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for a maximum of 75,000 shares which would be available for issuance upon the exercise of options.


         Information regarding the Directors' Stock Option Plan is as follows:

                                                                                    1994               1993
                                                                                    ----               ----

         Shares under option at beginning of year                                   25,000               -
         Granted, at $3.56 per share in 1994 and $3.25 per share in 1993            14,045             25,000
                                                                                    ------             ------
         Shares under option at end of year                                         39,045             25,000
                                                                                    ======             ======
         Exercisable at end of year                                                  6,250               -
         Available for grant at end of year                                         35,955             50,000

         No options have been exercised.

12.      COMMON STOCK PURCHASE RIGHTS

         On July 26, 1990, the Fund declared a distribution to stockholders of record on August 27, 1990, of one common stock purchase right for each outstanding share of common stock. Each right entitles the holder to purchase one share of common stock at an exercise price of $25.00. The rights become exercisable if a person acquires 25% or more of the Fund's common stock or announces a tender offer for 30% or more of the Fund's common stock. The rights may be redeemed by the Fund at a price of $.01 per right at any time prior to the tenth day after a 25% position has been acquired.

         If the Fund is acquired in a merger or other business combination, each right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right, i.e., at a 50% discount. Each right will also entitle its holder to purchase the Fund's common stock at a similar 50% discount in the event an acquirer merges into the Fund and leaves the Fund's stock unchanged.
                                      -31-

13.      COMMITMENTS

         In November 1990, the Fund signed a five-year lease for office space. Under the terms of the lease, the Fund is also responsible for its proportionate share of property taxes, utilities and other operating expenses. The Fund subleased a portion of its office space through June 25, 1993. Rent expense was $78,000, $50,000, and $60,000 in 1994, 1993, and 1992, respectively, net of sublease income of $15,000 in 1993 and $51,000 in 1992. Minimum rental payments in 1995 under the lease are $84,000.

         During 1994, the Fund adopted a Severance Payment Plan under which certain key employees could be entitled to receive a severance benefit if their employment is terminated as a result of a merger or liquidation of the Fund. As of December 31, 1994, the aggregate benefit payable in the event the Fund's stockholders approve a merger or liquidation is approximately $360,000.

14.      SUBSEQUENT EVENTS

         On March 27, 1995, the Board of Directors of the Fund approved a conditional resolution, subject to stockholder approval, to liquidate all of the assets of the Fund in an orderly fashion and to dissolve the Fund in accordance with a Plan of Liquidation, if a suitable transaction for all or substantially all of the Fund is not arranged.

15.      SELECTED QUARTERLY FINANCIAL DATA


         The following presents a summary of the unaudited quarterly financial information for the years ended December 31, 1994 and 1993 (amounts in thousands, except per share amounts):


                                           1994                                                       1993
                     ------------------------------------------------           --------------------------------------------------
                      First        Second        Third        Fourth             First        Second         Third         Fourth
                     Quarter       Quarter      Quarter       Quarter           Quarter       Quarter       Quarter        Quarter
                     -------       -------      -------       -------           -------       -------       -------        -------

Total revenues       $ 3,261       $ 3,110      $ 3,005       $ 2,813           $ 3,509       $ 3,634       $ 3,674       $   3,624
                     -------       -------      -------       -------           -------       -------       -------       ---------

Net loss             $  (836)      $(7,499)     $  (716)      $  (565)          $  (870)      $(1,342)      $  (992)      $ (24,550)
                     =======       =======      =======       =======           =======       =======       =======       =========

Per share:
Net loss             $  (.14)      $ (1.26)     $  (.12)      $ (.10)           $  (.14)      $  (.22)      $  (.17)      $   (4.08)
                     =======       =======      =======       =======           =======       =======       =======       =========



16.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The previously issued financial statements have been restated to reclassify certain items appearing in the Statements of Operations and the Statements of Cash Flows and Supplemental Schedule of Non-Cash Investing and Financing Activities. None of these reclassifications had an effect on previously reported net loss or retained deficit and accumulated distributions. In addition, certain disclosures in the Notes to the Financial Statements have been expanded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                                                                                    Director/Officer         Term
         Name                    Age                 Position                             Since             Expires
         ----                    ---                 --------                       ----------------        -------

Martin I. Zankel                  60        President, Chief Executive                    1991                1995
                                               Officer and Director
J. Arthur deBoer                  70        Independent Director                          1989                1996
Robert K. McAfee                  64        Independent Director                          1988                1995
Frank A. Morrow                   55        Independent Director                          1988                1997
Frederick P. Rehmus               60        Independent Director                          1989                1996
Norman H. Scheidt                 60        Independent Director                          1993                1997

Joseph M. Mock                    55        Executive Vice President &                    1993
                                               Chief Operating Officer
Dean Banks                        53        Chief Financial Officer,                      1992
                                               Treasurer & Secretary


         Martin I. Zankel. Mr. Zankel has served as Chairman of the Board since May 17, 1992, Chief Executive Officer since July 17, 1992 and President since September 13, 1993. He has been a Senior Partner in the law firm of Bartko, Zankel, Tarrant & Miller or its predecessors since 1974, he is a director of Bedford Property Investors, Inc. and he is a director and Chairman of the Board of Independent Holdings, a real estate management and development firm in San Francisco, California.

         J. Arthur deBoer. Mr. deBoer, Director, has served as a consultant to financial institutions since 1986. He served as Vice President of East County Bank from February 1, 1994 to December 31, 1994, and he served as Senior Vice President and Manager of the Special Asset Department of The Pacific Bank from November 1992 to April 1993. From 1987 to 1991, he served as Senior Vice President at Westamerica Bank, where he managed the Special Asset Department and then served as the credit administrator for real estate construction loans.

         Robert K. McAfee. Mr. McAfee, Director, has been a principal of Robert McAfee & Associates, Penn Valley, California, a firm specializing in finance and investment consultation since 1983. Mr. McAfee is a Director of XIOX Corporation, a software development company.

         Frank A. Morrow. Mr. Morrow, Director, has been the Chief Executive Officer of the Peregrine Real Estate Trust since March 1994. He served as the president of FAMA Management, Inc. from 1984 until 1994. FAMA provided management consulting and advisory services, specializing in the real estate industry.

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

         Joseph M. Mock. Mr. Mock has served as Executive Vice President and Chief Operating Officer of the Fund since October 22, 1993. He was President of Byron Partners, Inc., a real estate consulting and management firm from September 1987 to October 1993. Prior to that, he spent 17 years with Grubb & Ellis Company, during the last eight years of which he directed the Asset Management Division.

         Dean Banks. Mr. Banks joined Landsing Pacific Fund in September 1992 as Chief Financial Officer, Treasurer and Secretary. He served as Chief Financial Officer for Grubb & Ellis Realty Income Trust and Grubb & Ellis Realty Advisors, Inc. in San Francisco, California from 1985 to 1992.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Fund's directors and executive officers, and persons who own more than ten percent of a registered class of the Fund's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other securities of the Fund. Officers, directors, and greater than ten-percent Stockholders are required by the SEC to furnish the Fund with copies of all
Section 16(a) forms they file.

         Based solely upon review of copies of the foregoing reports and upon written representations furnished to the Fund, all filing requirements of
Section 16(a) of the Securities Exchange Act of 1934 applicable to Fund officers, directors and greater than ten percent beneficial owners of the Fund's stock were filed on a timely basis with respect to the 1994 fiscal year, except that Mr. Mock did not file a Form 3 reporting his ownership of no shares of common stock. Mr. Mock, however, reported such ownership on a Form 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding executive compensation for the last three years:



                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term
                                                                                        Compensation
Name and                               Annual Compensation                              Awards                All
Principal                              -------------------                              ------------          Other
Position                        Year           Salary         Bonus(5)                    Options             Comp.(1)
--------                        ----         ----------       -----                       -------             -----
                                                                                         (number)

Martin Zankel, Chief            1994       $     150,000      $48,645                   39,549(6)             $7,500
    Executive Officer           1993       $     150,000      $48,645                   63,183(7)             $4,000
                                1992       $      72,000(2)        -                         -                   -

Joseph M. Mock, Chief           1994       $     125,000      $38,920                   10,000(6)             $7,200
    Operating Officer           1993       $      13,000(3)        -                         -                $1,200

Dean Banks, Chief               1994       $     100,000      $34,055                   19,229(6)             $4,060
    Financial Officer           1993       $     100,000      $34,055                    9,229(8)             $3,000
                                1992       $      26,000(4)        -


(1) Includes for Mr. Zankel a $3,000 per year automobile allowance and matching funds contributed by the Fund under its 401(k) Plan. Includes for Mr. Mock a $7,200 per year automobile allowance. Includes for Mr. Banks matching funds contributed by the Fund under its 401(k) Plan. The Fund's 401(k) Plan is a defined contribution plan pursuant to which eligible employees may contribute through payroll deductions. The Fund makes contributions to the Plan equal to 50% of the employee's contribution up to the first 6% of each employee's compensation deferred (subject to certain limitations).

(2) Includes Mr. Zankel's 1992 compensation as a director prior to November 1992. Mr. Zankel receives an annual salary of $150,000 and receives no separate compensation as director. Mr. Zankel has served as Chief Executive Officer since July 17, 1992.

(3)      Mr. Mock joined the Fund on October 22, 1993.

(4)      Mr. Banks joined the Fund on September 28, 1992.

(5)      Cash awards made pursuant to the Fund's Management Incentive Plan.

(6) Options granted pursuant to the Fund's Employee Stock Incentive Plan. Such options vest and become exercisable at a rate of 25% per year beginning on the first anniversary of the grant.

(7) Includes 50,000 options granted on May 14, 1993 and 13,183 options granted pursuant to the Fund's Employee Stock Incentive Plan on March 25, 1994 for performance during 1993. The options granted on March 25, 1994 vest and become exercisable at a rate of 25% per year beginning on the first anniversary of grant. Of the options granted on May 14, 1993, options to acquire 25,000 shares became exercisable on May 14, 1994 and options to acquire the remaining 25,000 shares will become exercisable on May 14, 1995.

(8) Options granted pursuant to the Fund's Employee Stock Incentive Plan on March 25, 1994 for performance during 1993. Such options vest and become exercisable at a rate of 25% per year beginning on the first anniversary of grant.



                       OPTIONS GRANTED IN LAST FISCAL YEAR


                                                    % of Total
                           Options               Options Granted           Exercise          Expiration
      Officer              Granted(1)              to Employees              Price              Date
      -------              -------               ---------------           --------          ----------

Martin I. Zankel              13,183                    43%                  $3.69             3/25/04
Martin I. Zankel              39,549                    15%                  $3.69             3/25/04
Joseph M. Mock                10,000                    11%                  $3.69             3/25/04
Dean Banks                     9,229                    10%                  $3.69             3/25/04
Dean Banks                    19,229                    21%                  $3.69             3/25/04
                              ------                   ----
                              91,190                   100%
                              ======                   ====

(1) All options were granted under the Landsing Pacific Fund Employee Stock Incentive Plan discussed under "Executive Compensation - Employee Stock Incentive Plan". Such options vest and become exercisable at a rate of 25% per year commencing on the first anniversary of the date of grant.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                                            Value of
                                                                 Number of                 Unexercised
                                                                Unexercised               in-the-Money
                                                                Options/SARs              Options/SARs
                                                                 at Fiscal                  at Fiscal
                                                                Year-End (#)              Year-End ($)
                                                             (All Exercisable/            (Exercisable/
Name                                                           Unexercisable)            Unexercisable)
----                                                           --------------            --------------
Martin I. Zankel                                               25,000/77,732                   (1)
Joseph M. Mock                                                    0/10,000                     (1)
Dean Banks                                                        0/28,458                     (1)


(1) Based on a fair market value of the Fund's common stock of $2.94 per share at December 31, 1994, none of the unexercised options are in-the-money.


         None of the executive officers of the Fund has a written employment contract or any other plan, agreement or arrangement regarding employment or compensation other than the Management Incentive Plan, and the Severance Payment Plan discussed below.

Management Incentive Plan

         The Fund has a management incentive plan (the "Management Incentive Plan") which provides the opportunity for participants to earn additional cash compensation for superior results in managing the Fund's business. The Management Incentive Plan has also provided for the grant of stock options to participants in the Management Incentive Plan under the Fund's Employee Stock Incentive Plan. It is the Board's current intent that eligibility to participate in the Management Incentive Plan will be extended to Martin I. Zankel, Joseph M. Mock, and Dean Banks.

         In considering management's performance goals for 1994, the Board concluded that the dynamic nature of the Fund's expected activities would preclude the use of quantitative measures. In determining the amount of cash awards with respect to 1994 performance, the Board considered the following factors: progress in achieving the Fund's strategic objectives, performance accomplishing financing objectives, and operating and transaction results during 1994. Cash awards with respect to 1993 performance were based on the achievement of operating and transaction results compared with quantified performance goals established for that year.

         During 1994, the Board determined to increase the number of option grants relative to cash awards under the Management Incentive Plan as compared with option grants for performance during 1993. In 1993, the number of options granted was determined by dividing the amount of each officer's cash awards by the closing price of the Fund's common shares on the American Stock Exchange on the date of grant. The number of options granted on March 25, 1994 pursuant to the Management Incentive Plan was based on a formula which was tied to the achievement of goals. As a result of the adoption on March 27, 1994, of a resolution to liquidate the Fund, subject to stockholder approval, no option grants were made for performance during 1994.

         In  addition,   Messrs.   Mock  and  Banks  would  receive   additional
compensation equal to 1 1/2% and 1% respectively, of aggregate liquidating distributions to stockholders in excess of $4.50 per share.

Employee Stock Incentive Plan

         On August 6, 1993, the Stockholders of the Fund adopted the Landsing Pacific Fund Employee Stock Incentive Plan (the "Employee Stock Plan") pursuant to which employees and officers may be granted stock options based on performance criteria established by the Board or the Fund's Compensation Committee. The total number of common shares reserved and available for distribution pursuant to options granted under the Incentive Plan is 500,000 shares. While the Management Incentive Plan provides for options to be granted to its participants under the Employee Stock Plan, awards under the Employee Stock Plan may also be made independent of the Management Incentive Plan.

Severance Payment Plan

         In light of the objectives of the Board of Directors to complete a merger of the Fund with another company or to liquidate the Fund by sale of all its assets, the directors recognized the importance of retaining key employees in order to accomplish the Fund's objectives. On November 9, 1994 the directors adopted a Severance Payment Plan ("Plan") for key officers and employees. Under the Plan, Messrs. Mock and Banks could be entitled to receive a severance payment equal to one year of salary, if their employment is terminated as a result of a merger or liquidation of the Fund.

Director Compensation

         The annual director compensation of the Fund is $10,000 per year and the regular meeting fee is $1,500 per meeting. Each director also receives $600 for each special meeting and $300 for each telephone conference in which he participates. Members of the Compensation, Audit, and Nominating Committees receive $600 for each committee meeting, unless the meeting is held on the same day as another type of meeting. When two or more types of meetings are held on the same day, directors will be paid for one meeting at the highest meeting rate. The Fund reimburses each director for his travel expenses. A majority of the Board may change the compensation arrangement at any time.

         In addition, on August 6, 1993, the Fund's Stockholders approved the 1993 Directors' Stock Option Plan (the "Directors Plan") pursuant to which each director who was not also an employee of the Fund, was granted options to purchase 5,000 common shares on May 14, 1993. Subject to the stockholders approval of the Plan of Liquidation, the Directors Plan was terminated by the Board of Directors on March 27, 1995.

         Under the Directors Plan, on January 1 of 1994 and 1995, each director then in office, who was not also an employee of the Fund was granted an option to purchase a number of common shares which was equal to the amount of the annual directors' fee divided by the fair market value for one common share on such date. Each option granted under the Directors' Plan has an exercise price equal to the fair market value of the common shares on the date of grant.

         During the first year after an option was granted under the Directors' Plan, no portion of such option vested. Thereafter, on each succeeding anniversary of the grant date, such option vests with respect to 25% of the shares subject to the option, such that after the fourth anniversary of grant, each option will be fully vested. Each option or portion thereof is exercisable for ten years after such option was granted.

         Directors who are salaried employees of the Fund do not receive any compensation for board or committee service.

         Directors providing consulting services to the Fund may also receive up to $150 per hour, subject to a limit of $1,000 per day.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Fund's Compensation Committee are Robert K. McAfee, Frank Morrow, and Frederick P. Rehmus, none of whom are current or former employees or officers of the Fund or have a financial interest in any transaction with the Fund. There are no compensation committee interlocks between the Fund and any other entity involving any executive officer or director of the Fund who serves as executive officer of any such entity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table set forth, as of March 1, 1995, information with respect to the ownership of common shares by any person who is known by the Fund to be the beneficial owner of more than 5% of the outstanding common stock of the Fund.

                                            Number
                                           of Shares                 Percent of
                                          Beneficially              Outstanding
Name and Address                             Owned                     Shares
----------------                          ------------              -----------

Tweedy, Browne Company L.P.                 311,285(1)                 5.2%
   and TBK Partners L.P.
52 Vanderbilt Avenue
New York, NY  10017

David S. Gottesman,                         442,300(2)                 7.4%
Arthur Zankel and
Daniel Rosenbloom
   (collectively)


(1) According to a Schedule 13D, dated November 23, 1992, Tweedy Browne Company L.P. ("TBC") reported that it may be deemed to beneficially own 278,985 shares of the Fund which are held in various TBC customers' accounts with respect to which TBC has investment discretion. In the
         Schedule 13D, TBK Partners, L.P. ("TBK"), which has the same general partners as TBC, reported that TBK owns directly 32,300 shares of the Fund. TBC and TBK reported that they may be deemed to be members of a group which may be deemed to be the beneficial owner in the aggregate of 311,285 shares of common stock.

(2) As reported on Schedule 13D filed on May 22, 1992, Mr. Gottesman, Mr. Arthur Zankel and Mr. Rosenbloom reported that such filing was made as a group for informational purposes only, but disclaimed that they were a group. Arthur Zankel is the brother of Martin Zankel, the Fund's President, Chief Executive Officer and Chairman of the Board.

         The following table sets forth the holdings of common stock of each director and executive officer of the Fund as of March 1, 1995, and all directors and officers as a group.

                                                      Number of
                                                       Shares
                                                     Beneficially
                                                        Owned
         Name         Age     Position                  3/1/95           Percent
         ----         ---     --------               ------------        -------

Martin I. Zankel       60     President, Chief        148,883(1)          2.5%
                              Executive Officer
                              and Director
J. Arthur deBoer       70     Director                  4,202(2)             *
Robert K. McAfee       64     Director                  7,202(2)             *
Frank A. Morrow        55     Director                  5,702(2)             *
Frederick P. Rehmus    60     Director                 32,902(2)             *
Norman H. Scheidt      60     Director                 76,102(2)          1.3%

Joseph M. Mock         55     Executive Vice
                              President and Chief       2,500(3)             *
                              Operating Officer
Dean Banks             53     Treasurer/                7,114(4)             *
                              Secretary and
                              Chief Financial
                              Officer

All Executive Officers and
   Directors as a Group (8 persons)                    284,607            4.7%

*  Less than 1%

(1) Includes options with respect to 63,183 common shares which are exercisable as of May 14, 1995.

(2) Includes options with respect to 3,202 common shares which are exercisable as of May 14, 1995.

(3) Represents options with respect to 2,500 common shares which are exercisable as of March 25, 1995.

(4) Represents options with respect to 7,114 common shares which are exercisable as of March 25, 1995.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Martin I. Zankel, the Chairman of the Board and Chief Executive Officer of the Fund, is a member of a law firm which provided legal services to the Fund during 1994 and 1993. Payments to the firm for these services was $62,000 in 1994 and $263,000 in 1993.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits

                 2         Agreement  and  Plan  of  Merger.   Incorporated   by
                           reference to the Proxy Statement for the Fund's Annual Meeting of Stockholders held on August 6, 1993, which Proxy Statement is filed as an exhibit to the Fund's registration statement on Form 8-B filed with the Commission November 1, 1993.

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

                10.5*      Employee  Stock  Incentive   Plan.   Incorporated  by
                           reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

                10.6* 1993 Directors Stock Option Plan. Incorporated by reference to Amendment No. 4 to Form S-3 filed with the Commission on February 11, 1994.

                10.7       Agreement  dated  June  18,  1993.   Incorporated  by
                           reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                10.8* Severance Payment Plan for Executive Officers dated as of November 1, 1994.

         * Management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K

         The Fund filed a report on Form 8-K dated November 14, 1994, which disclosed the disposition of a real estate investment located in Boise, Idaho and repayment of a $1 million loan on the property.

         The Fund filed a report on Form 8-K dated November 18, 1994, which disclosed that it had signed a non-binding letter of intent to sell all of its real estate assets for a price of approximately $75 million.

         The Fund filed a report on Form 8-K dated January 20, 1995, which announced that discussions regarding a potential sale of its real estate assets had been terminated on December 15, 1994. In addition, on December 27, 1994, the Fund announced that it had received $1,700,000 in partial satisfaction of a loan and had sold the 6900 Place Shopping Center in Oklahoma City, Oklahoma for $2,700,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LANDSING PACIFIC FUND, INC.
                                                 ---------------------------
                                                        (Registrant)


March 27, 1995                              By:  /s/       Martin I. Zankel
                                               ---------------------------------
                                                 Martin I. Zankel, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                                           Title                             Date
                  ---------                                           -----                             ----

                                                          President, Chief Executive Officer
                                                                      and  Director
                                                                 (Principal Executive
/s/              Martin I. Zankel                                       Officer)                    March 27, 1995
-------------------------------------------------
                 Martin I. Zankel

                                                                Treasurer and Secretary
                                                                 (Principal Financial
                                                                    and Accounting
/s/                 Dean Banks                                          Officer)                    March 27, 1995
-------------------------------------------------
                    Dean Banks

/s/             J. Arthur deBoer                                        Director                    March 27, 1995
-------------------------------------------------
                J. Arthur deBoer

/s/             Robert K. McAfee                                        Director                    March 27, 1995
-------------------------------------------------
               Robert K. McAfee

/s/              Frank A. Morrow                                        Director                    March 27, 1995
-------------------------------------------------
                 Frank A. Morrow

/s/            Frederick P. Rehmus                                      Director                    March 27, 1995
-------------------------------------------------
               Frederick P. Rehmus

/s/             Norman H. Scheidt                                       Director                    March 27, 1995
-------------------------------------------------
                Norman H. Scheidt


                           E X H I B I T     I N D E X


Exhibit
Number                   Exhibit Description                                Page


   2 Agreement and Plan of Merger. Incorporated by reference to the Proxy Statement for the Fund's Annual Meeting of Stockholders held on August 6, 1993, which Proxy Statement is filed as an exhibit to the Fund's registration statement on Form 8-B filed with the Commission November 1, 1993.

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