Form 10QSB
period 1995-09-30
LANDSING PACIFIC FUND INC
filed 1995-11-14
CIK 831300

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                  to
                              -----------------    -----------------

Commission File Number:  1-9942


                           LANDSING PACIFIC FUND, INC.
        (Exact name of Small Business Issuer as specified in its charter)


          Maryland                                           94-3066597
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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----

The number of shares outstanding of the issuer's common stock at November 1, 1995 was 5,953,137 shares.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           LANDSING PACIFIC FUND, INC.

            BALANCE SHEETS, SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                  (Amounts in thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,    December 31,
                                                                                        1995            1994
                                                                                     -----------    -----------
ASSETS
INVESTMENTS IN REAL ESTATE:
Rental properties                                                                    $    63,475    $    88,698
Accumulated depreciation                                                                 (15,474)       (19,169)
                                                                                     -----------    -----------
Rental properties - net                                                                   48,001         69,529
Real estate under contract for sale (net of accumulated depreciation
   of $586 in 1995 and $28 in 1994)                                                        3,151          2,150
                                                                                     -----------    -----------
     Total investments in real estate                                                     51,152         71,679
                                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS                                                                  5,469          5,534
                                                                                     -----------    -----------

OTHER ASSETS:
Accounts and interest receivable (net of allowance for doubtful
   accounts of $70 in 1995 and $78 in 1994)                                                  447          1,434
Prepaid expenses and deposits                                                                126            324
Deferred leasing  commissions,  loan costs, and other assets (net of accumulated
   amortization of $1,461 in 1995 and $2,380 in 1994)                                        929          1,357
                                                                                     -----------    -----------
     Total other assets                                                                    1,502          3,115
                                                                                     -----------    -----------
         TOTAL ASSETS                                                                $    58,123    $    80,328
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Notes payable                                                                        $    26,675    $    47,929
Accounts payable                                                                             540            449
Other liabilities                                                                          1,157          1,200
                                                                                     -----------    -----------
     Total liabilities                                                                    28,372         49,578
                                                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
Shares of preferred stock, par value of $.01;
   shares authorized: 5,000,000; shares issued and outstanding: none
Shares of common stock, par value of $.001;
   shares authorized:  20,000,000; shares issued and
    outstanding: 5,953,137 in 1995 and 1994                                                    6              6
Capital in excess of par value                                                           131,386        131,389
Retained deficit and accumulated distributions                                          (101,641)      (100,645)
                                                                                     -----------    -----------
     Total stockholders' equity                                                           29,751         30,750
                                                                                     -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    58,123    $    80,328
                                                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements.


                           LANDSING PACIFIC FUND, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1995 AND 1994
                  (Amounts in thousands, except share amounts)
----------------------------------------------------------------------------------------------------------------------


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30                     September 30
                                                              --------------------------      ------------------------
                                                                1995             1994           1995             1994
                                                                ----             ----           ----             ----
REVENUES:
Rental income                                                $    2,572      $   2,944       $  7,719       $   9,288
Other income                                                         87             61            219              88
                                                             ----------      ---------       --------       ---------
      Total revenues                                              2,659          3,005          7,938           9,376
                                                             ----------      ---------       --------       ---------


EXPENSES:
Operating                                                           734            922          2,161           3,038
Depreciation and amortization                                       702          1,014          2,218           3,154
Interest and other financing costs                                1,217          1,328          3,777           3,647
General and administrative                                          397            472          1,225           1,435
Other (income) expense                                              324            (15)           582             153
Provision for loss in value of investments
   in real estate and loan collateral value                        (218)         --             2,082           7,000
                                                             ----------      ---------       --------       ---------
       Total expenses                                             3,156          3,721         12,045          18,427
                                                             ----------      ---------       --------       ---------

Loss before extraordinary gain                                     (497)          (716)        (4,107)         (9,051)
Extraordinary gain on extinguishment of debt                      2,644          --             3,111            --
                                                             ----------      ---------       --------         -------

        NET INCOME (LOSS)                                    $    2,147     $     (716)     $    (996)      $  (9,051)
                                                             ==========      =========       =========       ========


INCOME (LOSS) PER SHARE:

Loss before extraordinary gain                               $     (.08)     $    (.12)     $    (.69)      $   (1.52)

Extraordinary gain on extinguishment of debt                        .44          --               .52            --
                                                             ----------      ---------       --------        --------

NET INCOME (LOSS) PER SHARE                                  $      .36     $     (.12)     $    (.17)      $   (1.52)
                                                             ==========      =========       ========        ========

Weighted average shares outstanding                               5,953          5,953          5,953           5,953
                                                             ==========      =========       ========        ========


The accompanying notes are an integral part of the financial statements.



                           LANDSING PACIFIC FUND, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                             (Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        1995                  1994
                                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                             $   (996)             $ (9,051)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Depreciation and amortization                                                                           2,218                 3,154
Provision for doubtful accounts                                                                            76                     7
Provision for loss in value of real estate and loan collateral                                          2,082                 7,000
Extraordinary gain on extinguishment of debt                                                           (3,111)                 --

Changes in operating assets and liabilities:
Decrease in accounts and interest receivable                                                              534                   325
Decrease in prepaid expenses, deposits, and other assets                                                  381                    75
Increase (decrease) in other liabilities                                                                 (268)                   18
Increase (decrease) in accounts payable                                                                    91                  (130)
                                                                                                     --------              --------
     Net cash provided by operating activities                                                          1,007                 1,398
                                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of rental properties                                                                17,346                 4,933
Capital expenditures and construction                                                                    (276)               (2,473)
Increase in deferred expenses                                                                            (250)                 (616)
Partial recovery of participating mortgage loan                                                           251                  --
                                                                                                     --------              --------
     Net cash provided by investing activities                                                         17,071                 1,844
                                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                                              --                  17,925
Payments on notes payable                                                                             (18,143)              (19,951)
                                                                                                     --------              --------
     Net cash provided by (used in) financing activities                                              (18,143)               (2,026)
                                                                                                     --------              --------

Increase (decrease) in cash and cash equivalents                                                          (65)                1,216
Cash and cash equivalents at beginning of period                                                        5,534                 2,005
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $  5,469              $  3,221
                                                                                                     ========              ========


The accompanying notes are an integral part of the financial statements.



                           LANDSING PACIFIC FUND, INC.
                      STATEMENTS OF CASH FLOWS (Continued)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                             (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                      1995               1994
                                                                                      ----               ----
Cash disbursed during the period for interest, net of $34
   capitalized in 1995 and $170 in 1994.                                            $ 3,643              $3,320
                                                                                    =======              ======


                       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Cost of rental properties sold or disposed
    (net of accumulated depreciation)                                               $   --               $3,997
Notes payable retired or forgiven                                                       --               (4,142)
Other assets and liabilities retired or forgiven                                        --                   53
                                                                                    -------             -------
    Net proceeds from sale of rental properties                                     $   --              $   (92)
                                                                                    =======             =======


The accompanying notes are an integral pat of the financial statements.

                           LANDSING PACIFIC FUND, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   The accompanying financial statements for Landsing Pacific Fund, Inc. ("the Fund") should be read in conjunction with the Fund's 1994 Annual Report on Form 10-KSB, as amended. The balance sheet at December 31, 1994 was derived from audited financial statements. The balance sheet as of September 30, 1995 and the statements of operations and cash flows for the interim periods ending September 30, 1995 are unaudited. Certain disclosures which would normally be included with audited statements have been condensed or omitted. However, in the opinion of the Fund's management, all adjustments considered necessary for a fair presentation have been included.

                   Net income (loss) per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.

                   Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

2. GAIN (LOSS) FROM SALE OF INVESTMENTS IN REAL ESTATE AND PROVISION FOR LOSS IN VALUE OF REAL ESTATE AND LOAN COLLATERAL

                   During the nine months ended September 30, 1995, a $2,333,000 provision for loss was recorded to reduce the carrying value of the respective properties estimated net realizable value for Country Hills Towne Center in Diamond Bar, California, and the Nohr Plaza Shopping Center in San Leandro, California. During the nine months ended September 30, 1995, the Fund recognized $251,000 in partial recoveries on one participating mortgage loan.


                  During the nine months ended September 30, 1995, three properties and one parcel were sold for approximately their carrying value. Accordingly, no additional gain or loss was recognized in 1995.
         The properties and parcel sold are as follows:


             Property                                    Date of Sale               Gross Sales Price
             --------                                    ------------               -----------------
             Multnomah Building
             and Imperial Garage                         March 30, 1995                    $2,300,000
             Portland, Oregon

             Approximately 1.2 acres of land at
             Country Hills Towne Center                  June 28, 1995                        780,000
             Diamond Bar, California

             Country Hills Towne Center                  September 20, 1995                12,550,000
             Diamond Bar, California

             Inwood Central Shopping Center
             Houston, Texas                              September 26, 1995                 2,000,000
                                                                                       --------------
                                                                                          $17,630,000
                                                                                       ==============

                                      -6-

                  Subsequent to September 30, 1995, the 466 Forbes Building in South San Francisco, California was sold for $3,230,000.


3.       COLLATERAL FOR PARTICIPATING MORTGAGE LOAN

                  In March 1995, the Fund received $455,000 in final proceeds on a participating mortgage loan collateralized by a first mortgage on land in Sonoma, California. These funds were recognized as of December 31, 1994, as a recovery which reduced the provision for loss in value of investments in real estate.

                  During 1994, an unsecured claim by the Fund for $925,000 was recognized in the bankruptcy of a guarantor of a participating mortgage loan, the collateral for which was foreclosed by a senior lender in 1993. The eventual maximum payment out of the bankruptcy is estimated to be $.35 per $1.00 of claims. During the nine months ended September 30, 1995, the Fund collected $251,000 from the bankruptcy estate, bringing total distribution proceeds to $290,000.

4.       NOTES PAYABLE

                           On April 5, 1995, the Fund made a cash payment of $1,027,000 to retire a $1,494,000 loan, thereby realizing a $467,000 extraordinary gain on extinguishment of debt. The loan was collateralized by the Nohr Plaza Shopping Center in San Leandro, California.

                           On August 31 , 1995, the Fund paid down a term loan collateralized by the St. Paul Business Center West property in Maplewood, Minnesota by $800,000. The maturity of the loan was extended, as a result, until February 29, 1996.

                           On September 20, 1995, the Fund used the proceeds from the sale of Country Hills Towne Center to make a cash payment of $11,500,000 to pay off $14,144,000 in loans collateralized by the property, thereby, realizing a $2,644,000 extraordinary gain on extinguishment of debt.

                           On September 28, 1995, the Fund made a cash payment of $3,718,000 to payoff a loan collateralized by the Academy Place Shopping Center in Colorado Springs, Colorado.

                           Subsequent to September 30, 1995, the Fund used proceeds from the sale of the 466 Forbes Building in South San Francisco, California to make a $3,218,00 reduction in a loan which was collateralized by the 466 Forbes Building and four other properties.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                  INTRODUCTION

         The Fund's current objective is to maximize the value of stockholders' investment by liquidation of the Fund. On October 23, 1995, the stockholders of the Fund approved a Plan of Liquidation and Dissolution (the "Plan"). Under the provisions of the Plan, the Fund will atempt to sell all of its real estate assets in an orderly fashion. The proceeds from the sale of assets, less costs of sale, the repayment of debt, and any provision for reserves and costs of liquidating the Fund, will be distributed to stockholders.

         The Fund's portfolio as of September 30, 1995 consisted of fee title ownership of 16 properties. The Fund owns light-industrial properties and shopping centers.


                         LIQUIDITY AND CAPITAL RESOURCES

         Current projections are that capital expenditures for tenant and building improvements will be approximately $350,000 for the last three months of 1995. The principal source of liquidity for these requirements is current cash reserves. At September 30, 1995, the Fund's unrestricted cash and cash equivalents were $5,469,000.

         At September 30, 1995 the Fund had borrowings of $1,886,000 that mature prior to December 31, 1995. As of September 30, 1995, the principal amount of the Fund's debt that will mature in the next three years is as follows: 1995 - $1,886,000, 1996 - $4,539,000; 1997 - $12,534,000. It is expected that all of these loans will either be extended or the loans restructured if they are not repaid prior to maturity. The sources of liquidity to meet loan repayments are cash reserves and proceeds from the sale of properties.

         During the nine months ended September 30, 1995, the Fund sold the Multnomah Building, the Imperial Garage, the Country Hills Towne Center, and the Inwood Shopping Center, which produced net cash proceeds of $17,346,000.

         Subsequent to September 30, 1995, the Fund sold the 466 Forbes Building in South San Francisco, California for $3,230,000. Proceeds from the sale were used to make a $3,218,000 paydown on a loan collateralized by the 466 Forbes Building and four other properties.

         Also, subsequent to September 30, 1995, the Fund signed a definitive agreement to sell all of its real estate assets to Bedford Property Investors, Inc. ("Bedford"), a real estate investment trust based in Lafayette, California. A condition of the definitive agreement requires that the transaction be closed by December 14, 1995.

         Bedford has offered to acquire all of the Fund's fifteen remaining properties for approximately $50,760,000. The purchase price would be paid in cash and a $900,000 non-recourse note collateralized by one of the properties. The Fund's debt of approximately $23,450,000 would be repaid from the sale proceeds.

         If the sale is completed, proceeds from liquidation of the Fund's assets, net of liabilities, provisions for reserves and costs of liquidation, are estimated to be between $4.75 and $5.00 per share. The Fund cautions that there is no assurance that the transaction will be completed, or if completed, that the actual net proceeds will be within the estimated range. Furthermore, there can be no assurance as to the timing of the distribution of the liquidation proceeds.

                              RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared with the Nine Months Ended September 30, 1994

         Operating results for the periods ending September 30, 1995 and September 30, 1994 are not comparable because of the difference in the number and magnitude of investments held. Events which impacted the comparability of these results include: (i) the sale of Twin Oaks Executive Center in Beaverton, Oregon on January 20, 1994, (ii) the disposition of BancFirst and 101 Park Avenue Office Buildings in Oklahoma City, Oklahoma on February 28, 1994, (iii) the sale of Camden Park Shopping Center in Houston, Texas on June 7, 1994, (iv) the sale of Franklin Business Park in Boise, Idaho on November 10, 1994, (v) the sale of 6900 Place Shopping Center in Oklahoma City, Oklahoma on December 22, 1994, and (vi) the sale of Multnomah Building and Imperial Garage in Portland, Oregon on March 30, 1995, (vii) the sale of a parcel at Country Hills Towne Center on June 28, 1995, (viii) the sale of Country Hills Towne Center in Diamond Bar, California on September 20, 1995, and (ix) the sale of Inwood Shopping Center in Houston, Texas on September 26, 1995.

         The following table reclassifies the 1995 and 1994 operating results of the Fund in order to present the results as if the Fund had not owned eight properties which were disposed of during 1995 and 1994:


                                                               Table 1
                                                     Proforma Operating Results
                                    Including Only Properties Held Throughout Comparable Periods
                                                   (Excludes Disposed Properties)
                                                       (amounts in thousands)


                                                                               Three Months Ended              Nine Months Ended
                                                                                  September 30,                  September 30,
                                                                           -----------------------         ------------------------
                                                                             1995             1994            1995           1994
                                                                           --------        --------        --------        --------
Revenues                                                                   $  2,078        $  2,045        $  6,056        $  6,061
Operating expenses                                                              507             548           1,443           1,598
                                                                           --------        --------        --------        --------
    Income from property operations                                           1,571           1,497           4,613           4,463
                                                                           --------        --------        --------        --------

Interest expense and other financing costs                                      881             942           2,688           2,626
General and administrative expense                                              397             473           1,225           1,435
Other (income) expense                                                          143             (31)            352              92
Depreciation and amortization                                                   561             733           1,765           2,117
Provision for loss in value of investments
  in real estate and loan collateral value                                     (218)           --             2,082           7,000
                                                                           --------        --------        --------        --------
                                                                              1,764           2,117           8,112          13,270
                                                                           --------        --------        --------        --------

    Loss before extraordinary gain                                             (193)           (620)         (3,499)         (8,807)

Extraordinary gain on extinguishment of debt                                  2,644            --             3,111            --
                                                                           --------        --------        --------        --------

Income (loss) before operating results of disposed
   properties                                                                 2,451            (620)           (388)         (8,807)

Operating results of disposed properties                                       (305)            (96)           (608)           (244)
                                                                           --------        --------        --------        --------

    Net income (loss)                                                      $  2,146        $   (716)       $   (996)       $ (9,051)
                                                                           ========        ========        ========        ========


         The discussion of changes in results of operations which follows is based on the proforma comparison of operating results excluding disposed properties as presented in Table 1.

Nine Months Ended September 30, 1995 Compared With Nine Months Ended September 30, 1994

         Operating expenses decreased 10% in 1995 primarily as a result of reduced property tax assessments, advertising spending, and maintenance and repair costs at several properties.

         General and administrative expense declined by 15% in 1995 due to a reduction in personnel in 1994 and 1995.

         Other income/expense consisted of merger/liquidation costs in 1995 and terminated equity offering and loan refinancing negotiation costs in 1994.

         Depreciation and amortization expense decreased 17% in 1995 due to a reduction in carrying value resulting from write downs to net realizable value in June and December 1994, and June 1995.

         During the nine months ended September 30, 1995, a $2,333,000 provision for loss was recorded to reduce the carrying value of Country Hills Towne Center and Nohr Plaza to estimated net realizable value. The Fund also recognized $251,000 in recoveries on a participating mortgage loan as a reduction in the provision for loss.

         In  1995,  the  Fund  realized  a  $2,644,000   extraordinary  gain  on
extinguishment of debt by making a cash payment of $11,500,000 to payoff $14,144,000 in loans collateralized by the Country Hills Towne Center in Diamond Bar, California. The Fund also realized a $467,000 extraordinary gain on extinguishment of debt by making a cash payment of $1,027,000 to payoff a $1,494,000 loan collateralized by the Nohr Plaza Shopping Center in San Leandro, California.

Three Months Ended September 30, 1995 Compared with the Three Months Ended September 30, 1994

         Interest expense and other financing costs decreased by 6% in the quarter as a result of the impact of a prime rate decrease on the Fund's variable-rate debt, and also due to an $800,000 paydown on a term loan collateralized by St. Paul Business Center West in St. Paul, Minnesota.

         General and administrative expense decreased by 16% in the quarter as a result of a reduction in personnel and a decrease in audit costs in 1995.

         Other income/expense increased in the quarter as a result of settlement of a lawsuit in 1994 on more favorable terms than anticipated, resulting in the reversal of a prior quarter accrual.

         Depreciation and amortization decreased 23% in the third quarter of 1995 as compared with the same period in 1994 due to a reduction in carrying value resulting from write downs to net realizable value which were made in June and December 1994, and June 1995.

         The remaining variances are attributable to factors discussed in the comparison of results of operations for the nine months ended September 30, 1995 and the nine months ended September 30, 1994.


              POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

         As discussed above under Liquidity and Capital Resources, the stockholders have approved the Plan of Liquidation and Dissolution. As properties are sold, the effect would be to decrease the contribution of such properties to overall Fund operating results. Because certain of the Fund's general and administrative expenses are fixed rather than variable, the decreased contribution from properties which are sold would result in a decrease in total Fund operating results.

         Since the stockholders approved the Plan of Liquidation and Dissolution, it is anticipated that future financial statements will reflect valuation of all of the Fund's investments on the basis of estimated liquidation prices. Preliminary estimates indicate that the aggregate of sales prices net of closing costs would not be less than the projected carrying values at the time of sale. The Fund may record the estimated costs of liquidation and dissolution. Preliminary estimates, as of September 30, 1995, indicate that a provision of approximately $2,000,000 would be required to record such costs.

         Since 74% of the Fund's debt bears variable rate interest, increases or decreases in the prime rate will increase or decrease the Fund's interest expense.

                           PART II. OTHER INFORMATION

Items 1 through 5 have been omitted since they are inapplicable or the answer is negative.

Item 6.           Exhibits and Reports on Form 8-K

a.       Exhibits

         2.1 Plan of Liqudation and Dissolution of Landsing Pacific Fund, Inc. Incorporated by reference to Exhibit A to Schedule 14A filed with the Commission on September 14, 1995.

         3.1 Articles of Incorporation. Incoporated by reference to Exhibit A of the Fund's Form 8-B filed with the Commission on November 1, 1993, as amended pursuant to the certificate of Amendment attatched hereto as Exhibit 3.1.

         3.2 Bylaws, incorporated by reference to Exhibit A of the Fund's Form 8-B filed with the Commission on November 1, 1993, as amended pursuant to the Secretary's Certificate attached hereto as Exhibit 3.2.

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

b.       Reports on Form 8-K

         The Fund filed a report on Form 8-K dated August 11, 1995, which disclosed the execution of an agreement with one of its lenders which permited the Fund to payoff $14,144,000 of debt for $11,500,000, upon certain conditions.

         The Fund filed a report on Form 8-K dated September 20, 1995, which announced the sale of Country Hills Towne Center in Diamond Bar, California for $12,550,000, net of commission, and the realization of a $2,600,000 discount on the repayment of the mortgage loan which was collateralized by the property.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LANDSING PACIFIC FUND, INC.


Date:     November 14, 1995                        /s/ Joseph M. Mock
                                                -----------------------------
                                                Joseph M. Mock
                                                Executive Vice President


Date:    November 14, 1995                        /s/   Dean Banks
                                                ----------------------------
                                                Dean Banks
                                                Chief Financial Officer



                             E X H I B I T    I N D E X



Exhibit Number                   Exhibit Description                            Page
--------------                   -------------------                            ----

  3.1   Articles of Incorporation.  Incorporated by reference to Exhibit A       16
        of the Fund's Form 8-B filed with the Commission on November 1,
        1993, as amended pursuant to the certificate of Amendment attached hereto as Exhibit 3.1

  3.2   Bylaws, incorporated by reference to Exhibit A of the Fund's             17
        Form 8-B filed with the Commission on November 1, 1993, as amended pursuant to the Secretary's Certificate attached hereto as
        Exhibit 3.2.

  27    Financial Data Schedule                                                  18

                                      -15-